Form 10-K
period 2007-12-31
PDC 2004-D Limited Partnership
filed 2009-08-05
CIK 1306756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
 or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51221

PDC 2004-D Limited Partnership
(Exact name of registrant as specified in its charter)

West Virginia	20-0547582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000, Denver, Colorado  80203
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code        (303) 860-5800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Limited Partnership Interests and General Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  There is no trading market in the Partnership’s securities.  Therefore, there is no aggregate market value.

As of June 30, 2009, the Partnership had 1,749.95 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2004-D LIMITED PARTNERSHIP

Index

PART I

Explanatory Note to Comprehensive Annual Report

PDC 2004-D Limited Partnership (the "Partnership" or the "Registrant"), which was formed on July 28, 2004 and funded on September 9, 2004, filed an Annual Report on Form 10-K for the period from September 9, 2004 (date of inception) to December 31, 2004 on April 22, 2005. In addition, the Partnership filed a Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 on May 13, 2005.

In connection with preparation of the Partnership’s financial statements for the quarter ended June 30, 2005, Petroleum Development Corporation (“PDC”), the Managing General Partner (“MGP”), undertook a review of its accounting for derivatives, asset retirement obligations and certain aspects of its accounting for oil and natural gas properties.  As a result of PDC’s review, on November 11, 2005, the Managing General Partner and the Managing General Partner’s Audit Committee concluded that because of errors identified in those financial statements the Partnership’s previously issued financial statements should no longer be relied on.  Additionally, in the course of preparing its financial statements for the year ended December 31, 2006, PDC identified additional accounting errors in its previously issued financial statements.  AS a result, PDC undertook an evaluation to determine whether previously issued financial statements for various limited partnerships, including the Partnership, which are subject to Securities and Exchange Commission (“SEC”) requirements, also contained material errors that required restatement.  Until its evaluation was completed, the Partnership suspended its periodic filings.  Upon completion of this evaluation, the Managing General Partner and the Managing General Partner’s Audit Committee concluded that the Partnership’s previously issued financial statements for the period from September 9, 2004, date of inception to December 31, 2004 and for the quarter ended March 31, 2005 did not require restatement since the identified errors were deemed immaterial to those financial statements.

This comprehensive annual report on Form 10-K includes financial statements for the years ended December 31, 2005, 2006 and 2007 and is the first periodic report the Partnership has filed with the SEC since identification of the accounting errors.  The financial information presented in this Annual Report on Form 10-K includes the initial filing of audited financial statements for each of the years ended December 31, 2005, 2006 and 2007, as well as unaudited interim condensed financial information for June 30, September 30 and December 31, 2005 and each quarter in 2006 and 2007.  For comparison purposes, interim condensed financial information previously filed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is also presented, herein.  For additional information concerning the Partnership’s delinquent filings with the SEC, see Item 1A, Risk Factors – The Managing General Partner, with respect to its own corporate interests, the Partnership and various other limited partnerships sponsored by the Managing General Partner, have been delinquent in filing periodic reports with the SEC.  Consequently, Investor Partners are unable to review the delinquent partnerships’ respective financial statements as a source of information for evaluating their investment in the Partnership and Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) regarding PDC 2004-D Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects that are subject to risks and uncertainties.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner’s Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to them.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

Index

•	changes in production volumes, worldwide demand, and commodity prices for oil and natural gas;
•	risks incident to the operation of natural gas and oil wells;
•	future production and development costs;
•	the availability of sufficient pipeline and other transportation facilities to carry Partnership production and the impact of these facilities on price;
•	the effect of existing and future laws, governmental regulations and the political and economic climate of the United States of America (“U.S.”) and the impact of the global economy;
•	the effect of natural gas and oil derivatives activities;
•	availability and cost of capital and conditions in the capital markets; and
•	losses possible from pending and/or future litigation and the costs incident thereto.

Further, the Partnership urges the reader to carefully review and consider the disclosures made in this report, including the risks and uncertainties that may affect the Partnership's business as described herein under Item 1A, Risk Factors and its other filings with the SEC.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership and Managing General Partner undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Item 1.     Business

General

The Partnership was organized as a limited partnership on July 28, 2004 under the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner”, “MGP” or “PDC”).  Upon completion of its public sale of its Partnership units on September 9, 2004, the Partnership was funded and commenced its business operations.  The Partnership was funded with initial contributions of $35.0 million from the sale of 1,111 limited and additional general partner (collectively, the “Investor Partners”) units and a cash contribution of $7.7 million from the Managing General Partner for its interest.  After payment of syndication costs of $3.5 million and a one-time management fee to the Managing General Partner of $0.5 million, the Partnership had available cash of $38.7 million to commence Partnership activities.  Upon funding, the Partnership signed a Drilling and Operating Agreement (“D & O Agreement”) with the Managing General Partner which governs the drilling and operational aspects of the Partnership.  The Partnership owns an undivided working interest in natural gas and oil wells located in Colorado and from the wells, it produces and sells natural gas and oil.

The address and telephone number of the Partnership and PDC’s principal executive offices, are 1775 Sherman Street, Suite 3000, Denver, Colorado 80203 and (303) 860-5800.

Drilling Activities

The Partnership commenced drilling activities in the fourth quarter 2004 when 17 developmental wells were drilled.  Drilling operations were completed in March 2005 with the drilling and completion of an additional 27 developmental wells. All of the Partnership’s 44 productive wells were connected to pipelines by November 2005.  The Partnership’s 44 gross wells represent 42.2 net wells, or the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  All of the drilled wells are located in Colorado and all wells drilled are completed and producing as of December 31, 2007.  The Partnership did not participate in any exploratory wells.

The 44 wells discussed above are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  Accordingly, the Partnership’s business plan going forward is to produce and sell the oil and gas from the Partnership’s wells, and to make distributions to the partners as outlined in the Partnership’s cash distribution policy, discussed in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Index

In accordance with the D & O Agreement, the Partnership paid its proportionate share of the cost of drilling and completing each well as follows:

a)	The cost of the prospect; and

b)
The intangible well costs for each well completed and placed in production, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by the “intangible drilling and completion cost” in the D & O Agreement, plus the actual extra completion cost of zones completed in excess of the cost of the first zone and actual additional costs incurred in the event that an intermediate or third string of surface casing is run, rig mobilization and trucking costs, the additional cost for directional drilling and drill stem testing, sidetracking, fishing of drilling tools; and

c)	The tangible costs of drilling and completing the partnership wells and of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.

The depth used for determining well charges will be the deepest penetration by the drilling bit.

Business Segments

The Partnership operates in one segment, oil and natural gas sales.

Plan of Operations

With regard to the Partnership’s developmental wells drilled in Colorado, 32 wells were drilled in the Wattenberg Field and 12 wells were drilled in the Grand Valley Field.

The 32 Partnership wells in the Wattenberg Field were targeted to the Codell formation or deeper.  The Wattenberg Field, located north and east of Denver, Colorado, is in the Denver-Julesburg (DJ) Basin.  Wells in the area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone for most of the Partnership’s wells is the Codell which produces a combination of natural gas and oil.

The 12 Partnership wells in the Grand Valley Field are targeted to the Mesa Verde formation. The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

The typical well production profile for wells in both the Wattenberg and Grand Valley fields has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, the majority of the wells in the Wattenberg Field also produce oil.  For the natural gas, the purchase price may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.

PDC plans to recomplete most of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices and the availability of additional geological data.  The MGP has the authority whether to recomplete the individual wells and to determine the timing of any recompletions.  The timing of the recompletions could be affected by the desire to optimize the success by recompleting the wells, when commodity prices are at levels to obtain the highest rate of return to the Partnership.  The number and timing of these recompletions will be subject to Partnership’s cash availability since borrowing is not permitted.  A recompletion consists of a second fracture treatment in the same formation originally fractured in the initial completion.  PDC and other producers have found that the recompletions generally increase the production rate and recoverable reserves of the wells.  On average, the production resulting from PDC's Codell recompletions has been above the modeled economics; however, all recompletions have not and may not be successful.  The cost of recompleting a well producing from the Codell formation is about one third of the cost of a new well.  If the recompletion work is performed, PDC will charge the Partnership for the direct costs of recompletions, and the Partnership will pay its proportionate share of costs based on the operating costs sharing ratios of the Partnership out of their revenues earned from oil and gas sales.  Based on the current economic environment, the MGP has no immediate plans to initiate recompletion activities in the Codell formation of the Wattenberg Field wells.  The MGP will re-evaluate the feasibility of commencing these recompletion activities if economic conditions improve.

Index

Title to Properties

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore, prior to the spudding of the well and effective the date of the spudding of the well, to the Partnership in accordance with the Drilling and Operation Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Limited Partnership Agreement (the “Agreement”), generally relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the working interests is acceptable for purposes of the Partnership.  For additional information, see Item 2, Properties – Title to Properties.

Well Operations

General. As operator, PDC represents the Partnership in all operating matters, including the drilling, testing, completion and equipping of wells and the marketing and sale of the Partnership’s oil and natural gas production from the wells.  PDC is the operator of all of the wells in which the Partnership owns an interest.

PDC, in some cases, provides equipment and supplies, and performs salt water disposal services and other services for the Partnership.  PDC sold equipment to the Partnership as needed in the drilling or completion of Partnership wells.  All equipment and services were sold at the lesser of cost or competitive prices in the area of operations.

Gas Pipeline and Transmission.  The transmission and gathering lines of the Partnership's natural gas production are subject to some seasonal curtailment and occasional limitations because of repairs, improvements or as a result of priority transportation agreements with other natural gas transporters.  Seasonal curtailment typically occurs during July and August as a result of high temperatures which reduce compressor capacity.  This reduction in production typically amounts to less than five percent of normal monthly production without an effect on pricing.  The cost, timing and availability of gathering pipeline connections and service varies from area to area, well to well, and over time.  When a significant amount of development work is being done in an area, production can temporarily exceed the available markets and pipeline capacity to move natural gas to more distant markets.  This can lead to lower natural gas prices relative to other areas as the producers compete for the available markets by reducing prices.  It can also lead to curtailments of production and periods when wells are shut-in due to lack of market.

Sale of Production.  In accordance with the D & O Agreement, PDC sells the oil and natural gas produced from the Partnership’s wells on a competitive basis at the best available terms and prices generally, under contracts with indexed monthly pricing provisions.  PDC does not make any commitment of future production that does not primarily benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days notice, whereas purchase contracts for the sale of natural gas may range from spot market sales of short duration to contracts with a term of a number of years and that may require the dedication of the natural gas from a well for a period ranging up to the life of the well.

Index

The gas is sold at negotiated prices based upon a number of factors, including the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission, or FERC.  The Partnership sells oil produced by it to local oil purchasers at spot prices. The produced oil is stored in tanks at or near the location of the Partnership’s wells for routine pickup by oil transport trucks.

In general, the Partnership has been and expects to continue to be able to produce and sell natural gas from the Partnership’s wells without significant curtailment and at competitive prices. The Partnership does experience limited curtailments from time to time due to pipeline maintenance and operating issues.

Price Risk Management.  Price volatility is a very significant and destabilizing factor in the oil and natural gas production industry.  To help manage the risks associated with the oil and natural gas industry, the Partnership maintains a conservative financial approach and proactively employs strategies to reduce the effects of commodity price volatility on cash flow by utilizing commodity based derivative instruments to manage a portion of the exposure to price volatility.  These instruments consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production, basis protection swaps and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production, and natural gas production.  The contracts provide price protection for committed and anticipated oil and natural gas sales, generally forecasted to occur within the next two to three-year period.  The Partnership's policies prohibit the use of oil and natural gas futures, swaps, basis protection swaps or options for speculative purposes and permit utilization of derivatives only if there is an underlying physical position.  While the Partnership’s derivative instruments are utilized to manage the impact of price volatility of its oil and natural gas production, we have elected not to prepare the documentation required to designate any of the Partnership’s derivative instruments as hedges under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Thus, the Partnership is required to recognize changes in the fair value of its derivative positions in Partnership earnings each reporting period thereby resulting in the potential for significant earnings volatility.  Along with realized gains, these changes in fair value are classified as “Oil and gas price risk management gain (loss), net” on the statements of operations.  See Note 2, Summary of Significant Accounting Policies−Derivative Financial Instruments, to the Partnership’s accompanying financial statements included in this report.

The Partnership is subject to price fluctuations for natural gas sold in the spot market and under market index contracts.  PDC, as Managing General Partner, continues to evaluate the potential for reducing these risks by entering into derivative transactions.  The Managing General Partner may close out any portion of derivatives that may exist from time to time which may result in a realized gain or loss on that derivative transaction.  The Partnership manages price risk on only a portion of its anticipated production, so the remaining portion of its production is subject to the full fluctuation of market pricing.  As of June 30, 2009, the Partnership has oil and natural gas derivatives in place covering 86% of its expected oil production and 83% of its expected natural gas production for 2009.

The Partnership uses financial derivatives to establish “floors,” "collars," fixed-price “swaps” or “basis protection swaps” on the possible range of the prices realized for the sale of natural gas and oil.  These are carried on the balance sheet at fair value with changes in fair values recognized currently in the statement of operations under the caption "Oil and gas price risk management gain (loss), net."  PDC, as Managing General Partner of the Partnership, enters into derivative transactions on behalf of the Partnership in the same manner in which it enters into transactions for itself.  “Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.  For “swap” instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.  “Collars” contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and the market price to the counterparty.  If the market price falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and the market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.  Finally, “basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For Partnership CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.  See Item 1A, Risk Factors - The Partnership's derivative activities could result in reduced revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place.

Index

The Partnership participates in all derivative transactions entered into by the Managing General Partner in a given area.  The Partnership’s allocation of derivative positions is based on the Partnership’s percentage of estimated production to total estimated production from a given area on a monthly basis.  The transactions are on a production month basis.  Therefore, the Partnership may participate in a derivative for a future period before it has production from that area.  Prior to September 30, 2008, as estimated future production volumes increased due to continued drilling and wells placed into production, the allocation of derivative positions between PDC’s corporate interests and this partnership, changed.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the estimated future production at this date, between the Managing General Partner’s corporate interests and each sponsored drilling partnership.  For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including this Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  The Partnership believes that in this rapidly changing price environment, derivative positions are desirable to obtain more predictable cash flows and to reduce the impact of possible price declines.

D & O Agreement.  The Partnership has entered into the D & O Agreement with PDC.  The D & O Agreement provides that the operator conducts and directs drilling operations, including well recompletions, and has full control of all operations on the Partnership's wells.  The operator has no liability to the Partnership for losses sustained or liabilities incurred, except as may result from the operator's negligence or misconduct.  Under the terms of the D & O Agreement, PDC may subcontract responsibilities as operator for Partnership wells.  PDC retains responsibility for work performed by subcontractors.

To the extent the Partnership has less than a 100% working interest in a well, the Partnership paid only its proportionate share of total lease, development, and operating costs, and received its proportionate share of production subject only to royalties and overriding royalties. The Partnership is responsible only for its obligations and is liable only for its proportionate working interest share of the costs of developing and operating the wells.

The operator provides all necessary labor, vehicles, supervision, management, accounting, and overhead services for normal production operations, and deducts from Partnership revenues a monthly charge for these services. The charge for these operations and field supervision fees (referred to as “well tending fees”) for each producing well are based on competitive industry rates, which vary based upon the area of operation.  The well tending fees and administration fees may be adjusted annually to an amount equal to the rates initially established by the D & O Agreement multiplied by the then current average of the Oil and Gas Extraction Index and the Professional and Technical Services Index, as published by the United States Department of Labor, Bureau of Labor Statistics, provided that the charge may not exceed the rate which would be charged by the comparable operators in the area of operations.  This average is commonly referred to as the Accounting Procedure Wage Index Adjustment which is published annually by the Council of Petroleum Accountants Societies, or COPAS.

Under the D & O Agreement the Partnership has the right to take in kind and separately dispose of its share of all oil and natural gas produced from its wells.  The Partnership designated PDC as its agent to market its production and authorized the operator to enter into and bind the Partnership in those agreements as it deems in the best interest of the Partnership for the sale of its oil and/or natural gas.  If pipelines owned by PDC are used in the delivery of natural gas to market, PDC charges a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

The D & O Agreement continues in force as long as any well or wells produce, or are capable of economic production, and for an additional period of 180 days from cessation of all production, or until PDC is replaced as Managing General Partner as provided for in the agreement.

Index

Production Phase of Operations

When Partnership wells are "complete" (i.e., drilled, fractured or stimulated, and all surface production equipment and pipeline facilities necessary to produce the well are installed), production operations commence on each well.  All Partnership wells are complete, and production operations are being conducted with regard to each of the forty-four producing wells.

The Partnership sells the produced natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  Some leases, and thus the natural gas derived from wells drilled on those leases, may be dedicated to particular markets at the time the Partnership acquired those leases, or subsequent to, as part of the natural gas marketing arrangements.

The majority of the Partnership’s wells in the Wattenberg Field in Colorado produce oil in addition to natural gas.  The Managing General Partner is currently able to sell all the oil and natural gas that the Partnership can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under both short and long-term purchase contracts with monthly pricing provisions.

PDC, on behalf of the Partnership, may enter into fixed price contracts, or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the price variability for particular periods of time, generally for two to three years.  The use of derivatives may entail fees, including the time value of money for margin requirements, which are charged to the Partnership.

Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipelines, may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Revenues, Expenses and Distributions

The Partnership's share of production revenue from a given well is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, taxes and other operating costs.

It is PDC's practice to deduct operating expenses from the production revenue for the corresponding period and to defer the collection of operating expenses to future periods when revenues are insufficient to render full payment.

Index

Production, Sales, Prices and Lifting Costs

The following table sets forth information regarding the Partnership’s production volumes, oil and natural gas sales, average sales price received and average lifting cost incurred for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Production
Oil (Bbls)	29,779	50,321	95,239
Natural gas (Mcf)	886,378	1,433,760	1,329,707
Natural gas equivalent (Mcfe)	1,065,052	1,735,686	1,901,141

Oil and Gas Sales
Oil sales	$1,717,185	$3,192,943	$5,180,057
Gas sales	4,368,268	8,088,489	9,781,775
Total oil and gas sales	$6,085,453	$11,281,432	$14,961,832

Realized Gain (Loss) on Derivatives, net
Oil derivatives - loss	$(8,583)	$(2,599)	$(302,301)
Natural gas derivatives - realized gain (loss)	339,353	308,922	(467,830)
Total realized gain (loss) on derivatives, net	$330,770	$306,323	$(770,131)

Average Sales Price
Oil (per Bbl)	$57.66	$63.45	$54.39
Natural gas (per Mcf)	4.93	5.64	7.36
Natural gas equivalent (per Mcfe)	5.71	6.50	7.87

Average Sales Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	57.38	63.40	51.22
Natural gas (per Mcf)	5.31	5.86	7.00
Natural gas equivalent (per Mcfe)	6.02	6.68	7.46

Average Production Cost (Lifting Cost) per Mcfe	$1.26	$0.87	$0.87

Definitions used throughout Item 1, Business:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of natural gas equivalents

Production as shown in the table is net and is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.  A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one barrel of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.

The Partnership utilizes commodity based derivative instruments to manage a portion of its exposure to price volatility of its natural gas and oil sales.  Production costs represent oil and gas operating expenses which include severance and ad valorem taxes as reflected in the Partnership’s financial statements.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Production and Operating Costs.

Oil and Natural Gas Reserves

All of the Partnership’s natural gas and oil reserves are located in the United States.  Independent petroleum engineers, Ryder Scott Company, L.P., prepared reserve reports for 2007 and 2006 and independent petroleum engineers, Wright and Company, prepared the reserve report for 2005.  The independent engineers’ estimates are made using available geological and reservoir data as well as production performance data including data provided by the Managing General Partner.  The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  When preparing the Partnership’s reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by the Partnership with respect to ownership interests, oil and natural gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership’s independent reserve estimates are reviewed and approved by the Managing General Partner’s internal engineering staff and management.

Index

The tables below set forth information as of December 31, 2007, regarding the Partnership’s proved reserves as estimated by Ryder Scott.  Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves the Partnership owns.  The Partnership’s estimated proved undeveloped reserves represent the planned recompletion of the Codell formation in the 32 Wattenberg Field wells.

	As of December 31, 2007
	Oil (MBbl)	Gas (MMcf)	Total (MMcfe)
Proved developed	170	8,728	9,748
Proved undeveloped	204	1,185	2,409
Total Proved	374	9,913	12,157

	Proved	Proved	Total
	Developed	Undeveloped	Proved
	(in thousands)	(in thousands)	(in thousands)

Estimated future net cash flows	$44,307	$17,505	$61,812
Standardized measure of estimated future cash flows	25,055	7,083	32,138

Estimated future net cash flow represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs and future development costs, using prices and costs in effect at December 31, 2007.  The prices used in the Partnership’s reserve reports yield weighted average wellhead prices of $79.98 per barrel of oil and $6.67 per Mcf of natural gas.  These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of the Partnership’s commodity hedges in place at December 31, 2007.  The amounts shown do not give effect to non-property related expenses, such as direct costs - general and administrative expenses, or to depreciation, depletion and amortization.

The standardized measure of discounted future net cash flows is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 69, Disclosures About Oil and Gas Producing Activities, which requires the future cash flows to be discounted.  The discount rate used was 10%.  Additional information on this measure is presented in Supplemental Oil and Gas Information - Unaudited, Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, included in this report.

Insurance

PDC, in its capacity as operator, carries well pollution, public liability and worker’s compensation insurance for its own benefit as well as the benefit of the Partnership, but that insurance may not be sufficient to cover all potential liabilities.  Each partner who chose to participate as an additional general partner had potential unlimited liability for unforeseen events such as blowouts, lost circulation, and stuck drill pipe, occurring prior to converting to limited partners, which could result in unanticipated additional liability materially in excess of the per unit subscription amount.  However, upon conversion to limited partners on December 28, 2005, all investor partners’ liability became limited.  The remaining general partner is PDC as MGP.

Index

PDC has obtained various insurance policies, as described below, and intends to maintain these policies subject to PDC's analysis of their premium costs, coverage and other factors.  PDC may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as deemed appropriate under the circumstances, which may vary materially.  PDC is the beneficiary under each policy and pays the premiums for each policy, except with respect to the insurance coverage referred to in items 2 and 5 below in which case the Managing General Partner and the Partnership are co-insured and co-beneficiaries.  Additionally, PDC as operator of the Partnership's wells requires all of PDC's subcontractors to carry liability insurance coverage with respect to their activities.  In the event of a loss, the insurance policies of the particular subcontractor at risk would be drawn upon before the insurance of the Managing General Partner or that of the Partnership.  PDC has obtained and expects to maintain the following insurance.

1.	Worker's compensation insurance in full compliance with the laws for the states in which the operator has employees;

2.	Operator's bodily injury liability and property damage liability insurance, each with a limit of $1 million;

3.	Employer's liability insurance with a limit of not less than $1 million;

4.	Automobile public liability insurance with a limit of not less than $1 million per occurrence, covering all automobile equipment; and

5.	Operator's umbrella liability insurance with a limit of $50 million for each well location and in the aggregate.

PDC’s management, as Managing General Partner, believes that adequate insurance, including insurance by PDC’s subcontractors, has been provided to the Partnership with coverage sufficient to protect the Investor Partners against the foreseeable risks of drilling, recompletions and reworks.  PDC has maintained liability insurance, including umbrella liability insurance, of at least two times the Partnership’s capitalization, up to a maximum of $50 million, but in no event less than $10 million during drilling operations.

Competition and Markets

Competition is high among persons and companies involved in the exploration for and production of oil and natural gas.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to the Partnership.  There are thousands of oil and natural gas companies in the United States.  The national supply of natural gas is widely diversified.  As a result of this competition and FERC and Congressional deregulation of natural gas and oil prices, prices are generally determined by competitive forces.

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors which are beyond the Partnership's control and the exact effect of which cannot be accurately predicted.  These factors include the volume and prices of crude oil imports, the availability and cost of adequate pipeline and other transportation facilities, the marketing of competitive fuels, such as coal and nuclear energy, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.  Among other factors, the supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.

FERC Order No. 636, issued in 1992, restructured the natural gas industry by requiring natural gas pipelines to separate their storage, sales and transportation functions and establishing an industry-wide structure for "open-access" transportation service.  FERC Order No. 637, issued in February 2000, further enhanced competitive initiatives, by removing price caps on short-term capacity release transactions.

FERC Order No. 637 also enacted other regulatory policies that increase the flexibility of interstate natural gas transportation, maximize shippers' supply alternatives, and encourage domestic gas production in order to meet projected increases in gas demand.  These increases in demand come from a number of sources, including as boiler fuel to meet increased electric power generation needs and as an industrial fuel that is environmentally preferable to alternatives such as nuclear power and coal.  This trend has been evident over the past year, particularly in the western U.S., where natural gas is the preferred fuel for environmental reasons, and electric power demand has directly increased the demand for natural gas.

Index

The combined impact of FERC Order No. 636 and No. 637 has been to increase the competition among natural gas suppliers from different regions.

In 1995, the North American Free Trade Agreement, or NAFTA, eliminated trade and investment barriers in the United States, Canada, and Mexico, increasing foreign competition for gas production.  Legislation that Congress may consider with respect to oil and natural gas may increase or decrease the demand for the Partnership's production in the future, depending on whether the legislation is directed toward decreasing demand or increasing supply.

Members of the Organization of Petroleum Exporting Countries, or OPEC, establish prices and production quotas for petroleum products from time to time, with the intent of reducing the current global oversupply and maintaining or increasing price levels.  PDC is unable to predict what effect, if any, future OPEC actions will have on the quantity of, or prices received for, oil and natural gas produced and sold from the Partnership's wells.

The Partnership’s well fields are crossed by pipelines belonging to Encana, DCP Midstream LP (“DCP”, formerly Duke Energy), Williams Production, RMT (“Williams”) and others.  These companies have all traditionally purchased substantial portions of their supply from Colorado producers.  Transportation on these systems requires that delivered natural gas meet quality standards and that a tariff be paid for quantities transported.

Sales of natural gas from the Partnership's wells to DCP and Williams are made on the spot market via open access transportation arrangements through Colorado Interstate Gas, Williams or other pipelines.  As a result of FERC regulations that require interstate gas pipeline companies to separate their merchant activities from their transportation activities and require these companies to release available capacity on both a short and a long-term basis, local distribution companies have taken an increasingly active role in acquiring their own natural gas supplies.  Consequently, pipelines and local distribution companies (utilities) are buying natural gas directly from natural gas producers and marketers, and retail unbundling efforts are causing many end-users to buy their own reserves.  Activity by state regulatory commissions to review local distribution company procurement practices more carefully and to unbundle retail sales from transportation has caused natural gas purchasers to minimize their risks in acquiring and attaching natural gas supply and has added to competition in the natural gas marketplace.

Natural Gas and Oil Pricing

PDC sells the natural gas and oil from Partnership wells in Colorado subject to market sensitive contracts, the price of which increases or decreases with market forces beyond control of the Partnership.  Currently, PDC sells Partnership gas in the Piceance Basin to Williams, which has an extensive gathering and transportation system in the field.  In the Wattenberg Field, the gas is sold primarily to DCP, which gathers and processes the gas and liquefiable hydrocarbons produced.  Natural gas produced in Colorado is subject to changes in market prices on a national level, as well as changes in the market within the Rocky Mountain Region.  Sales may be affected by capacity interruptions on pipelines transporting natural gas out of the region.

Through December 31, 2008, PDC sold 100% of the crude oil from the Partnership’s wells to Teppco Crude Oil, LP (“Teppco”).  The oil is picked up at the well site and trucked to either refineries or oil pipeline interconnects for redelivery to refineries.  Oil prices fluctuate not only with the general market for oil as may be indicated by changes in the NYMEX, but also due to changes in the supply and demand at the various refineries.  The cost of trucking or transporting the oil to market affects the price the Partnership ultimately receives for the oil.  Beginning January 1, 2009, the Partnership began selling the majority of its crude oil to Suncor Energy Marketing, Inc. (“Suncor”).

Index

Governmental Regulation

While the prices of oil and natural gas are set by the market, other aspects of the Partnership's business and the oil and natural gas industry in general are heavily regulated.  The availability of a ready market for oil and natural gas production depends on several factors beyond the Partnership's control.  These factors include regulation of production, federal and state regulations governing environmental quality and pollution control, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.  State and federal regulations generally are intended to protect consumers from unfair treatment and oppressive control, to reduce the risk to the public and workers from the drilling, completion, production and transportation of oil and natural gas, to prevent waste of oil and natural gas, to protect rights of owners in a common reservoir and to control contamination of the environment.  Pipelines are subject to the jurisdiction of various federal, state and local agencies.  PDC management, as Managing General Partner, believes that the Partnership is in compliance with such statutes, rules, regulations and governmental orders, although there can be no assurance that this is or will remain the case.  The following summary discussion of the regulation of the United States oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which the Partnership's operations may be subject.

Environmental Regulation

The Partnership’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Public interest in the protection of the environment has increased dramatically in recent years.  The trend of more expansive and tougher environmental legislation and regulations could continue.  To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs and reduced access to the natural gas industry in general, our business and prospects could be adversely affected.  In December 2008, the State of Colorado’s Oil and Gas Conservation Commission finalized new broad-based wildlife protection and environmental regulations for the oil and natural gas industry which are expected to increase the Partnership’s well recompletion costs and ongoing level of production and operating costs.  Partnership expenses relating to preserving the environment have risen over the past two years and are expected to continue in 2009 and beyond.  While environmental regulations have had no materially adverse effect on its operations to date, no assurance can be given that environmental regulations or interpretations of such regulations will not in the future, result in a curtailment of production or otherwise have a materially adverse effect on Partnership operations.

The Partnership generates wastes that may be subject to the Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes.  The U.S. Environmental Protection Agency, or EPA, and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.  Furthermore, certain wastes generated by our operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

Proposed Regulation

Various legislative proposals and proceedings that might affect the petroleum and natural gas industries occur frequently in Congress, FERC, state commissions, state legislatures, and the courts.  These proposals involve, among other things, imposition of direct or indirect price limitations on natural gas production, expansion of drilling opportunities in areas that would compete with Partnership production, imposition of land use controls, landowners' "rights" legislation, alternative fuel use requirements and/or tax incentives and other measures.  The petroleum and natural gas industries historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.  The Partnership cannot determine to what extent its future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Index

Operating Hazards

The Partnership's production operations include a variety of operating risks, including but not limited to the risk of fire, explosions, blowouts, cratering, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as natural gas leaks, ruptures and discharges of toxic gas.  The occurrence of any of these could result in substantial losses to the Partnership due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation, criminal proceedings and penalties and suspension of operations.  Pipeline, gathering and transportation operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, damage to property caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Any significant problems related to Partnership wells could adversely affect our ability to conduct operations. In accordance with customary industry practice, the Partnership maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect Partnership operations and financial condition. We cannot predict whether insurance will continue to be available at premium levels that justify its purchase or whether insurance will be available at all.  Furthermore, the Partnership is not insured against economic losses resulting from damage or destruction to third party property, such as the Rockies Express pipeline; such an event could result in significantly lower regional prices or the Partnership’s inability to deliver natural gas.

Available Information

The Partnership is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and is as a result obligated to file periodic reports, proxy statements and other information with the SEC.  The SEC maintains a website that contains the annual, quarterly, and current reports, proxy and information statements, and other information regarding the Partnership, that the Partnership electronically files with the SEC.  The address of that site is http://www.sec.gov.  The Central Index Key, or CIK, for the Partnership is 0001306756.  You can read and copy any materials the Partnership files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

In the course of its normal business, the Partnership is subject to a number of risks that could adversely impact its business, operating results, financial condition, and cash distributions.  The following is a discussion of the material risks involved in an investment in the Partnership.

Risks Related to the Global Economic Crisis

The current global economic crisis may increase the magnitude and the likelihood of the occurrence of the negative consequences discussed in many of the risk factors that follow and result in reduced cash distributions to the Investor Partners.  In particular, consider the risks related to the rapid deterioration of demand for oil and natural gas resulting from the economic crisis and the related negative effects on oil and gas pricing.  Similarly, further reductions in oil and gas prices could result in existing Partnership wells being uneconomical to recomplete which would reduce remaining Partnership proved reserves.  These factors could limit the Managing General Partner’s ability to execute the Partnership business plan and result in lower Partnership production, adversely impacting Partnership income and Investor Partner distributions.  Additionally, the global economic crisis also increases the Partnership’s credit risk associated with derivative financial institutional counterparty default or oil and natural gas purchaser non-payment, thus potentially impacting Partnership liquidity and production operating levels.  All of these risks could have a significant effect on the Partnership’s business, financial results and Partnership distributions.  Any additional deterioration in the domestic or global economic conditions will further amplify these results.

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and natural gas and the prices of oil and natural gas thereby limiting the Partnership’s production and thereby adversely affecting Partnership profitability and Investor Partner distributions.  During the second half of 2008 and to date, prices for oil and natural gas decreased over 70% from mid-2008 levels.  The well-publicized global financial market disruptions and the related economic crisis may further decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of natural gas in particular may be in oversupply.  There is no certainty as to how long this low price environment will continue.  The Partnership operates in a highly competitive industry, and certain competitors have lower operating costs in such an environment.  Additionally, the inability of third parties to finance and build additional pipelines out of the Rockies and elsewhere could cause significant negative pricing effects.  Any of the above factors could adversely affect the Partnership’s operating results and reduce cash distributions to the Investor Partners.  For more information regarding the Wattenberg Field recompletion plan, see Item 1 Business, Plan of Operation.

Index

Risks Pertaining to Natural Gas and Oil Investments

The oil and natural gas business is speculative and may be unprofitable and result in the total loss of investment.  The oil and natural gas business is inherently speculative and involves a high degree of risk and the possibility of a total loss of investment.  The Partnership's business activities may result in unprofitable well operations, not only from non-productive wells, but also from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit on the amounts expended.  The prices of oil and natural gas play a major role in the profitability of the Partnership.  Partnership wells may not produce sufficient natural gas and oil for investors to receive a profit or even to recover their initial investment.  Only three of the prior Partnerships sponsored by PDC have, to date, generated cash distributions in excess of investor subscriptions without giving effect to tax savings.

The Partnership may retain Partnership revenues if needed for Partnership operations to fully develop the Partnership's wells; if full development of the Partnership's wells proves commercially unsuccessful, an individual investor partner might anticipate a reduction in cash distributions.  The Partnership utilized substantially all of the capital raised in the offering for the drilling and completion of wells.  If the Partnership requires additional capital in the future, it will have to retain Partnership revenues necessary for these purposes.  Retaining Partnership revenues will result in a reduction of cash distributions to the investors.  Additionally, in the future, PDC plans to rework or recomplete Partnership wells; however, PDC has not held money from the initial investment for that future work.  Future development of the Partnership's wells may prove commercially unsuccessful and the further-developed Partnership wells may not generate sufficient funds from production to increase distributions to Investor Partners to cover revenues retained.  If future development of the Partnership's wells is not commercially successful, using funds retained from current production revenues lower future operational revenues could result in a reduced level of cash distributions to the Investor Partners of the Partnership.

The inability of one or more of the Partnership’s customers or derivative counterparties to meet their obligations may adversely affect Partnership profitability and timing of distributions to Investor Partners.  Substantially all of the Partnership’s accounts receivable results from natural gas and oil sales to a limited number of third parties in the energy industry.  This concentration of customers may affect the Partnership’s overall credit risk in that these entities may be similarly affected by recent changes in economic and other conditions.  In addition, Partnership oil and natural gas derivatives positions expose the Partnership to credit risk in the event of nonperformance by counterparties.

Increases in prices of oil and natural gas have increased the cost of drilling and development and may adversely affect the performance and profitability of the Partnership in both the short and long term and may result in reduced cash distributions to the Investor Partners.  In the recent high price environment, most oil and natural gas companies had increased their expenditures for drilling new wells.  This has resulted in increased demand and higher cost for oilfield services and well equipment.  Because of these higher costs, the Partnership is subject to a higher risk for decreased profitability during both future rising or falling, oil and natural gas price changes.

Natural gas and oil prices fluctuate unpredictably and a decline in prices of oil and natural gas will reduce the profitability of the Partnership's production operations and could result in reduced cash distributions to Investor Partners.  Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable nor within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the Investor Partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions.  The prices from the fourth quarter of 2008 to date have been too low to economically justify many drilling operations, including well recompletions, and it is uncertain how long such low pricing shall persist.

Index

The high level of drilling activity, particularly in the Rocky Mountain Region during the past two years, could result in an oversupply of gas on a regional or national level, resulting in much lower commodity prices, reduced profitability of the Partnership and reduced cash distributions to Investor Partners.  The high level of drilling, combined with a reduction in demand resulting from recently volatile oil and natural gas prices and economic uncertainty, could result in an oversupply of natural gas.  In the Rocky Mountain region, rapid growth of production and increasing supplies may result in lower prices and production curtailment due to limitations on available pipeline facilities or markets not developed to utilize or transport the new supplies.  In both cases, the result would likely result in lower Partnership natural gas sales prices, reduced profitability for the Partnership and reduced cash distributions to the Investor Partners.  Although additional pipeline capacity became available in early 2008 with the expansion of Rockies Express Pipeline, pipeline constraints continue for regional Rocky Mountain natural gas production transportation to high-demand market areas.

Sufficient insurance coverage may not be available for the Partnership, thereby increasing the risk of loss for the General Partners.  It is possible that some or all of the insurance coverage which the Partnership has available may become unavailable or prohibitively expensive.  In that case, PDC might elect to change the insurance coverage.  The general partners could be exposed to additional financial risk due to the reduced insurance coverage and due to the fact that they would continue to be individually liable for obligations and liabilities of the Partnership that arose prior to conversion to limited partners which occurred on February 8, 2005.  Investor Partners could be subject to greater risk of loss of their investment because less insurance would be available to protect the Partnership from casualty losses.  Moreover, should the Partnership's cost of insurance become more expensive, or should the Partnership suffer a significant uninsured casualty loss, the amount of cash distributions to the investors will be reduced.

Through their involvement in the Partnership and other non-partnership activities, the Managing General Partner and its affiliates have interests which conflict with those of the Investor Partners; actions taken by the Managing General Partner in furtherance of its own interests could result in the Partnership being less profitable and a reduction in cash distributions to the Investor Partners.  PDC's continued active participation in oil and natural gas activities for its own account and on behalf of other partnerships organized or to be organized by PDC and the manner in which Partnership revenues are allocated create conflicts of interest with the Partnership.  PDC has interests which inherently conflict with the interests of the Investor Partners.  The following is an itemization of the material conflicts of interest of PDC as Managing General Partner of the Partnership and of PDC’s affiliates:

•
PDC might sponsor additional drilling programs in the future that could conflict with the interests of the Partnership.  PDC and affiliates have the right to organize and manage oil and natural gas drilling programs in the future similar to the Partnership and to conduct production operations now and in the future on its own behalf or for other individual investor partners.  This situation could lead to a conflict between the position of PDC as Managing General Partner of the Partnership and the position of PDC or its affiliates as managing general partner or sponsor of additional programs.

•
PDC has a fiduciary duty as Managing General Partner to the Partnership.  PDC acts as managing general partner currently for 33 limited partnerships, including this Partnership, and is accountable to all of the partnerships as a fiduciary.  PDC therefore has a duty to exercise good faith and deal fairly with the investor partners of each partnership.  PDC’s actions taken on behalf of one or more of these partnerships could be disadvantageous to the Partnership and could fall short of the full exercise of its fiduciary duty to the Partnership.

•
There are and will continue to be transactions between PDC, its affiliates and the Partnership.  PDC, as operator of the Partnership, has and will continue to provide drilling, completion and operation services to the Partnership’s wells.  Although the prices that PDC has charged, and will charge, to the Partnership for the supplies and services provided by PDC and affiliates to the Partnership will be competitive with the prices charged by unaffiliated persons for the same supplies and services, PDC will benefit financially from this relationship.

Index

In operating the Partnership, the Managing General Partner and its affiliates could take actions which benefit themselves and which do not benefit the Partnership.  These actions could result in the Partnership being less profitable.  In that event, Investor Partners could anticipate a reduction of cash distributions.

The Partnership and other partnerships sponsored by PDC, as Managing General Partner, may compete with each other for prospects, equipment, contractors, and personnel; as a result, the Partnership may find it more difficult to operate effectively and profitably.  During 2008, PDC operated and managed other partnerships formed for substantially the same purposes as those of the Partnership.  PDC will operate and manage these partnerships in 2009 and for the foreseeable future.  Therefore, a number of partnerships with unexpended capital funds, including those partnerships formed before and after the Partnership, may exist at the same time.  The Partnership may compete for equipment, contractors, and PDC personnel (when the Partnership is also in need of equipment, contractors and PDC personnel), which may make it more difficult and more costly to obtain equipment and services for the Partnership.  In that event, it is possible that the Partnership would be less profitable.  Additionally, because PDC must divide its attention in the management of its own corporate interests as well as the affairs of the 33 limited partnerships PDC has organized in previous programs, the Partnership will not receive PDC's full attention and efforts at all times.

The Partnership's derivative activities could result in reduced revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place. The Managing General Partner uses derivative instruments for a portion of the Partnership’s natural gas and oil production to achieve a more predictable cash flow and to reduce exposure to adverse fluctuations in the prices of natural gas and oil.  These arrangements expose the Partnership to the risk of financial loss in some circumstances, including when purchases or sales are different than expected, the counter-party to the derivative contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the derivative agreement and actual prices that we receive.  In addition, derivative arrangements may limit the benefit from changes in the prices for natural gas and oil.  Since the Partnership’s derivatives do not currently qualify for use of hedge accounting, changes in the fair value of derivatives are recorded in the Partnership’s income statements.  Accordingly, the Partnership’s net income is subject to greater volatility than would be reported if its derivative instruments qualified for hedge accounting.  For instance, if oil and natural gas prices rise significantly, it could result in significant non-cash losses each quarter which could have a material negative effect on Partnership net income.

Fluctuating market conditions and government regulations may cause a decline in the profitability of the Partnership and a reduction of cash distributions to the Investor Partners.  The sale of any natural gas and oil produced by the Partnership will be affected by fluctuating market conditions and governmental regulations, including environmental standards, set by state and federal agencies.  From time-to-time, a surplus of natural gas or oil may occur in areas of the United States.  The effect of a surplus may be to reduce the price the Partnership receives for its natural gas or oil production, or to reduce the amount of natural gas or oil that the Partnership may produce and sell.  As a result, the Partnership may not be profitable.  Lower prices and/or lower production and sales will result in lower revenues for the Partnership and a reduction in cash distributions to the Investor Partners of the Partnership.

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.  The Partnership’s operations are regulated extensively at the federal, state and local levels.  Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells.  Under these laws and regulations, the Partnership could also be liable for personal injuries, property damage and other damages.  Failure to comply with these laws and regulations may result in the suspension or termination of the Partnership’s operations and subject the Partnership to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.  Compliance with these regulations and possible liability resulting from these laws and regulations could result in a decline in profitability of the Partnership and a reduction in cash distributions to the Investor Partners of the Partnership.

Index

The Partnership’s activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of natural gas and/or oil we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Because the Partnership may consider recompleting various of its Wattenberg wells if economic conditions improve, for which permits will be required, delays in obtaining regulatory approvals or drilling permits or the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect the Partnership’s ability to pay distributions to Investor Partners.  Illustrative of these risks are regulations recently enacted by the State of Colorado which focuses on the oil and gas industry.  These multi-faceted regulations significantly enhance requirements regarding oil and natural gas permitting, environmental requirements, and wildlife protection.  Permitting delays and increased costs could result from these final regulations.  The Partnership further references sections Government Regulation and Proposed Regulation in Item 1, Business, for a detailed discussion of the laws and regulations that effect Partnership activities.

Environmental hazards involved in drilling gas and oil wells may result in substantial liabilities for the Partnership, a decline in profitability of the Partnership and a reduction in cash distributions to the Investor Partners.  There are numerous natural hazards involved in the drilling and operation of wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, personal injury or loss of life, damage to and loss of equipment, reservoir damage and loss of reserves.  Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for additional general partners.  The Partnership may become subject to liability for pollution, abuses of the environment and other similar damages, and it is possible that insurance coverage may be insufficient to protect the Partnership against all potential losses.  In that event, Partnership assets would be used to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for drilling activities.  These payments would cause an otherwise profitable partnership to be less profitable or unprofitable and would result in a reduction of cash distributions to the Investor Partners of the Partnership.

Delay in Partnership natural gas or oil production could reduce the Partnership’s profitability and cash distributions to the Investor Partners.  The Partnership’s inability to recomplete wells in a timely fashion may result in production delays.  In addition, marketing demands that tend to be seasonal may reduce or delay production from wells.  Wells drilled for the Partnership may have access to only one potential market.  Local conditions including but not limited to closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt or reduce sales from Partnership wells.  Any of these delays in the production and sale of the Partnership's natural gas and oil could reduce the Partnership's profitability, and in that event, the cash distributions to the Investor Partners of the Partnership would decline.

A significant variance from the Partnership’s estimated reserves and future net revenues could adversely affect the Partnership’s cash flows and results of operations.  The accuracy of proved reserves and future net revenues estimates from such reserves, is a function of the quality of available geological, geophysical, engineering and economic data and is subject to various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, and other matters.  Although the estimated proved reserves represent reserves the Partnership reasonably believes it is certain to recover, actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from the assumptions and estimates used to determine proved reserves. Any significant variance could materially affect the estimated quantities and value of the Partnership’s oil and gas reserves, which in turn could adversely affect cash flows and results of operations.  In addition, estimates of proved reserves may be adjusted to reflect many factors, many of which are beyond the Partnership’s control, including production history, results of development, and prevailing oil and natural gas prices which are volatile and often fluctuate greatly.  Lower natural gas and oil prices may not only reduce Partnership revenues, but also may reduce the amount of natural gas and oil that can be produced economically.  As a result, the Partnership may have to make substantial additional downward adjustments to its estimated proved reserves.  If this occurs or if Partnership estimates of production data factors change, accounting rules may require the Partnership to write-down operating assets to fair value, as a non-cash charge to earnings.  The Partnership assesses impairment of capitalized costs of proved natural gas and oil properties by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated future production based upon prices at which the Managing General Partner reasonably estimates such products may be sold.  The Partnership has recorded no impairments since its operations commenced in September 2004.  The Partnership may incur additional impairment charges in the future, which could have a material adverse effect on the results of Partnership operations and Partner’s equity.

Index

The standardized measure of estimated proved reserves, in accordance with SFAS 69, Disclosures About Oil and Gas Producing Activities, which assumes a 10% discount factor, will not necessarily equal the current fair market value of the estimated oil and gas reserves. In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from estimated proved reserves and their related present value estimate.

Seasonal weather conditions may adversely affect the Partnership’s ability to conduct production activities in some of the areas of operation.  Oil and natural gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions. In certain areas, drilling and other oil and natural gas activities are restricted or prevented by weather conditions for up to six months out of the year. This limits operations in those areas and can intensify competition during those months for oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay operations and materially increase operating and capital costs and therefore adversely affect profitability, and could result in a reduction of cash distributions to the Investor Partners.

A Colorado lawsuit against PDC, the Managing General Partner of the Partnership, for underpayment of royalties, could financially harm PDC and the Partnership.  A judgment by the Federal Court against PDC could result in lower oil and gas sales revenues for the Partnership, reduced profitability and reduced cash distributions to the Investor Partners.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 32 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2007 that has been expensed by the Partnership is approximately $109,000.  Such moneys, on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

Index

Special Risks of an Investment in the Partnership

“Material weaknesses” identified in the Partnership’s internal control over financial reporting and resulting ineffective disclosure controls and procedures could have a material adverse effect on the reliability of Partnership financial statements, its ability to file Partnership public reports on time and provide for accurate and timely Investor Partner distributions.  Management of the Managing General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 and pursuant to this assessment, identified three material weaknesses in the Partnership’s internal control over financial reporting. The existence of any material weakness means there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The three material weaknesses relate to the Partnership’s failure to maintain effective controls over some key financial statement spreadsheets that support all significant balance sheet and income statement accounts, the failure to ensure proper accounting for derivative activities and the failure to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting for the transactions that are directly related to and processed by the Partnership.   For a more detailed discussion of the Partnership’s material weaknesses, see Item 9A-(T), Controls and Procedures, of this report. As a result of these material weaknesses, management of the Managing General Partner concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2007.

Failure by the Partnership to maintain effective internal control over financial reporting and/or effective disclosure controls and procedures could prevent the Partnership from being able to prevent fraud and/or provide reliable financial statements and other public reports or make timely and accurate Investor Partner distributions. Such circumstances could harm the Partnership’s business and operating results, cause Investor Partners to lose confidence in the accuracy and completeness of the Partnership’s financial statements and reports, and have a material adverse effect on the Partnership’s ability to fully develop and utilize Partnership assets. These failures may also adversely affect the Partnership’s ability to file our periodic reports with the SEC on time.

The partnership units are not registered and there is no public market for the units.  As a result, an individual investor partner may not be able to sell his or her units.  There is and will be no public market for the units nor will a public market develop for the units.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  A sale or transfer of units by an individual investor partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual investor partner must anticipate that he or she will have to hold his or her Partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual investor partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

The general partners, including the Managing General Partner, are individually liable for Partnership obligations and liabilities that arose prior to conversion to limited partners that may exceed the amount of their subscriptions, Partnership assets, and the assets of the Managing General Partner.  Under West Virginia law, the state in which the Partnership was organized, general partners of a limited partnership have unlimited liability with respect to the Partnership.  Therefore, the additional general partners of the Partnership were liable individually and as a group for all obligations and liabilities of creditors and claimants, whether arising out of contract or tort, in the conduct of the Partnership's operations until such time as the additional general partners converted to limited partners on December 28, 2005.  Upon completion of the drilling phase of the Partnership's wells, all additional general partnership units were converted into units of limited partnership interests and thereafter became limited partners of the Partnership. Irrespective of conversion, the additional general partners will remain fully liable for obligations and liabilities that arose prior to conversion.  Investors as additional general partners may be liable for amounts in excess of their subscriptions, the assets of the Partnership, including insurance coverage, and the assets of the Managing General Partner.

The Managing General Partner may not have sufficient funds to repurchase limited partnership units.  As a result of PDC, the Managing General Partner, being a general partner in several partnerships as well as an actively operating corporation, the Partnership’s net worth is at risk of reduction if PDC suffers a significant financial loss.  Because the Investor Partners may request the Managing General Partner to repurchase the units in the Partnership, subject to certain conditions and restrictions, a significant adverse financial reversal for PDC could result in the Managing General Partner’s inability to pay for Partnership obligations or the repurchase of investor units.  As a result, an individual investor partner may not be able to liquidate his or her investment in the Partnership.

Index

A significant financial loss by the Managing General Partner could result in PDC's inability to indemnify additional general partners for personal losses suffered because of Partnership liabilities.  As a result of PDC's commitments as managing general partner of several partnerships and because of the unlimited liability of a general partner to third parties, PDC's net worth is at risk of reduction if PDC suffers a significant financial loss.  The partnership agreement provides that PDC as the Managing General Partner will indemnify all additional general partners for the amounts of their obligations and losses which exceed insurance proceeds and the Partnership's assets.  Because PDC is primarily responsible for the conduct of the Partnership's affairs, as well as the affairs of other partnerships for which PDC serves as managing general partner, a significant adverse financial reversal for PDC could result in PDC's inability to pay for Partnership liabilities and obligations.  The additional general partners of the Partnership might be personally liable for payments of the Partnership's liabilities and obligations.  Therefore, the Managing General Partner's financial incapacity could increase the risk of personal liability as an additional general partner because PDC would be unable to indemnify the additional general partners for any personal losses they suffered arising from Partnership operations.

A substantial part of the Partnership’s natural gas and oil production is located in the Rocky Mountain Region, making it vulnerable to risks associated with operating in a single major geographic area.  The Partnership’s operations are focused in the Rocky Mountain Region and its producing properties are geographically concentrated in that area.  Because Partnership operations are not geographically diversified, the success of its operations and profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.  During the last four months of 2008, natural gas prices in the Rocky Mountain Region fell disproportionately when compared to other markets, due in part to continuing constraints in transporting gas from producing properties in the region.  Because of the concentration of Partnership operations in the Rocky Mountain Region, and although in late 2008 the Partnership entered into a significant multi-year basis hedge minimizing the price risk of the Partnership’s operational concentration in the Rocky Mountain region, such price decreases could have a material adverse effect on Partnership revenue, profitability,  cash flow and cash distributions to investor partners.

The Managing General Partner, with respect to its own corporate interests, the Partnership and various other limited partnerships sponsored by the Managing General Partner, have been delinquent in filing periodic reports with the SEC.  Consequently, Investor Partners are unable to review the delinquent partnerships’ respective financial statements as a source of information for evaluating their investment in the Partnership.  PDC, as an actively operating corporation, and various limited partnerships which PDC has sponsored and for which PDC serves as the Managing General Partner are subject to reporting requirements of the Exchange Act and are obligated to file annual and quarterly reports with the SEC in accordance with the rules of the SEC.  In the course of preparing corporate financial statements for the quarter ended June 30, 2005, PDC identified accounting errors in its prior period financial statements.  As a result, on October 17, 2005, PDC’s Board of Directors, Audit Committee and management concluded that PDC’s previously issued financial statements could not be relied upon and would be restated.  PDC, as Managing General Partner, made similar determinations regarding the financial statements of certain of the limited partnerships which are subject to the Exchange Act reporting obligations.

Since June 2007, PDC has become compliant with its corporate Exchange Act filing and reporting obligations. Additionally, Rockies Region 2007 Limited Partnership, Rockies Region 2006 Limited Partnership, PDC 2005-A Limited Partnership, PDC 2005-B Limited Partnership and Rockies Region Private Limited Partnership have completed all required SEC filings through March 31, 2009.  PDC 2004-A Limited Partnership, PDC 2004-B Limited Partnership and PDC 2004-C Limited Partnership have completed all required SEC filings through December 31, 2007, but are delinquent on all subsequent quarterly and annual filing requirements.  PDC 2004-D Limited Partnership (with this filing) will have completed all required SEC filings through December 31, 2007, but is delinquent on all subsequent quarterly and annual filing requirements.  All remaining limited partnerships sponsored by PDC which are subject to the Exchange Act have been, and continue to be, delinquent in filing their respective periodic reports in accordance with the requirements of the Exchange Act.  Until these partnerships file their delinquent periodic reports, investors will be unable to review the financial statements of the various limited partnerships as an additional source of information they can use in their evaluation of their investment in the Partnership.  Currently the Managing General Partner has in place a compliance effort addressing the delinquent reports of the various limited partnerships.  However, due to the amount of effort, time and financial resources required to bring the limited partnerships into compliance with Exchange Act periodic reporting requirements, the Partnership and the various limited partnerships may be unable to bring their delinquent reports current and may be unable in the future to file their required periodic reports with the Securities and Exchange Commission in a timely manner.

Index

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

The Partnership’s properties (the “Properties”) consist of working interests in gas wells and the ownership in leasehold acreage in the spacing units for the 44 wells drilled by the Partnership.  The acreage associated with the spacing units is designated by state rules and regulations in conjunction with local practice.  See the section titled Item 1, Business Drilling Activities and Plan of Operations for additional information on the Partnership’s properties.

The Partnership commenced drilling activities in the fourth quarter 2004 when 17 developmental wells were drilled.  Drilling operations were completed in March 2005 with the drilling and completion of an additional 27 developmental wells. All of the Partnership’s 44 productive wells were connected to pipeline by November 2005.  The Partnership’s 44 gross wells represent 42.2 net wells, or the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  All of the drilled developmental well prospects are located in Colorado and all wells drilled were completed and producing at December 31, 2005, 2006 and 2007.  Productive wells consist of producing wells and wells capable of producing oil and natural gas in commercial quantities.  The 44 wells are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  The details of these prospect drilling areas are further outlined below.

Colorado.  Wattenberg Field, located north and east of Denver, Colorado, is in the Denver-Julesburg (DJ) Basin.  The typical well production profile has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, many wells will also produce oil.  The purchase price for the natural gas may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.  Wells in the area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone in most wells is the Codell sand which produces a combination of natural gas and oil.

The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  Wells in the Piceance Basin generally produce natural gas along with small quantities of oil and water.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

Production

Production commenced during the first quarter of 2005, peaked at 649,000 Mcfe during the quarter ended June 30, 2005 and has continued to decrease as anticipated based on the projected production decline curves.  A complete disclosure of quarterly production volumes, prices and sales is presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Index

Oil and Natural Gas Reserves

All of the Partnership’s gas and oil reserves are located in the United States.  The Partnership utilized the services of independent petroleum engineers, Ryder Scott Company, L.P., for its 2006 and 2007 reserve reports and Wright & Company for its 2005 reserve report.  The independent engineers’ estimates are made using available geological and reservoir data as well as production performance data. The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. When preparing the Partnership's reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by the Managing General Partner with respect to ownership interests, oil and gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership's independent reserve estimates are reviewed and approved by the Managing General Partner's internal engineering staff and management.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserves.

Title to Properties

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore prior to the spudding of the well and effective the date of the spudding of the well, to the Partnership in accordance with the Drilling and Operation Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Agreement relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the working interests is acceptable for purposes of the Partnership.

The Partnership's leases are direct interests in producing acreage.  The Partnership believes it holds good and defensible title to its developed properties, in accordance with standards generally accepted in the oil and natural gas industry. As is customary in the industry, a perfunctory title examination was conducted by PDC at the time the undeveloped properties were acquired by PDC.  Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to discovered defects which are deemed to be significant. Title examinations have been performed with respect to substantially all of the Partnership's producing properties.

The Partnership’s properties are subject to royalty, overriding royalty and other outstanding interests customary to the industry.  The properties may also be subject to additional burdens, liens or encumbrances customary to the industry.  We do not believe that any of these burdens will materially interfere with the use of the properties.

Item 3.    Legal Proceedings

The Registrant is not currently subject to any material pending legal proceedings.

See Note 8, Commitments and Contingencies to the accompanying financial statements for additional information related to litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At June 30, 2009, the Partnership had 1,106 Investor Partners holding 1,749.95 units and one Managing General Partner.  The investments held by the Investor Partners are in the form of limited partnership interests.  Investor Partners' interests are transferable; however, no assignee of units in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.  As of June 30, 2009, the Managing General Partner has repurchased 87.10 units of Partnership interests from Investor Partners.

Market.  There is no public market for the Partnership units nor will a public market develop for these units in the future.  Investor Partners may not be able to sell their Partnership interests or may be able to sell them only for less than fair market value.  No transfer of a unit may be made unless the transferee satisfies any relevant suitability requirements, as imposed by law or the Partnership.  The Partnership may require that the transferor provide an opinion of legal counsel stating that the transfer complies with all applicable securities laws.  A sale or transfer of units by an individual investor partner requires PDC’s, as Managing General Partner, prior written consent.  For these and other reasons, an individual investor partner must anticipate that he or she will have to hold his or her partnership interests indefinitely and will not be able to liquidate his or her investment in the Partnership.  Consequently, an individual investor partner must be able to bear the economic risk of investing in the Partnership for an indefinite period of time.

Cash Distribution Policy.  PDC plans to make distributions of Partnership cash on a monthly basis, but no less often than quarterly, if funds are available for distribution.  PDC will make cash distributions of 80% to the Investor Partners, adjusted for any units purchased by the Managing General Partner, and 20% to the Managing General Partner throughout the term of the Partnership.  Cash is distributed to the Investor Partners and PDC as a return on capital in the same proportion as their interest in the net income of the Partnership.

PDC cannot presently predict amounts of cash distributions, if any, from the Partnership.  However, PDC expressly conditions any distribution upon the Partnership having sufficient cash available for distribution.  Sufficient cash available for distribution is defined to generally mean cash generated by the Partnership in excess of the amount the Managing General Partner determines is necessary or appropriate to provide for the conduct of the Partnership's business, to comply with applicable law, to comply with any other agreements or to provide for future distributions to unit holders.  In this regard, PDC reviews the accounts of the Partnership at least quarterly for the purpose of determining the sufficiency of distributable cash available for distribution.  Amounts will be paid to Investor Partners only after payment of fees and expenses to the Managing General Partner and its affiliates and only if there is sufficient cash available.  The ability of the Partnership to make or sustain cash distributions depends upon numerous factors.  PDC can give no assurance that any level of cash distributions to the Investor Partners of the Partnership will be attained, that cash distributions will equal or approximate cash distributions made to investor partners of prior drilling programs sponsored by PDC, or that any level of cash distributions can be maintained.  The Partnership made cash distributions of $5,409,596,  $12,190,795 and $7,689,395 for the years ended December 31, 2007, 2006 and 2005, respectively.

The volume of production from producing properties naturally declines with the passage of time and is not controllable by management.  The cash flow generated by the Partnership's activities and the amounts available for distribution to the Partnership's Investor Partners will, therefore, decline in the absence of significant increases in the prices that the Partnership receives for its oil and natural gas production, or significant increases in the production of oil and natural gas from the successful additional development of these properties, if any.  If the Partnership decides to develop its wells further, the funds necessary for that development would come from the Partnership's revenues.  As a result, there may be a decrease in the funds available for distribution, and the distributions to the Investor Partners may decrease.

Unit Repurchase Program.  Beginning with the third anniversary of the date of the first cash distribution of the Partnership, Investor Partners of the Partnership may request the Managing General Partner to repurchase their units. The Partnership initiated monthly cash distributions to Investor Partners in June 2005.  If requested by individual investor partners, the Managing General Partner is obligated to purchase in any calendar year units which aggregate up to 10% of the initial subscriptions.  Repurchase of units is subject to PDC’s financial ability to purchase the units.  The purchase price will not be less than four times the most recent twelve months’ cash distributions from production of the Partnership.  In the second quarter of 2008, the Managing General Partner repurchased a total of 0.25 units during June 2008, the first month unit repurchases were eligible under the program, at an average price of $8,000 per unit.  Additional 2008 program unit repurchases occurred in December, when 0.5 units were repurchased at an average price of $8,970 per unit.  Units repurchased during 2009 include 13.75 units repurchased in January at an average price of $9,389 per unit, 5.25 units repurchased in February at an average price of $9,318 per unit and 3.0 units repurchased in March at an average price of $9,472 per unit.  Units repurchased during second quarter of 2009 were 0.9 units repurchased in April at an average price of $9,406 per unit.  There were no unit repurchases in May or June 2009.

Index

In addition to the above repurchase program, individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  During the second quarter of 2005, the Managing General Partner repurchased a total of 2.5 units during June 2005 at an average price of $20,000 per unit.  Repurchases during 2007 occurred in the fourth quarter when the Managing General Partner repurchased a total of 10.0 units during October at an average price of $10,000 per unit and 0.6989 units during December at an average price of $9,157 per unit.  Negotiated-basis repurchases in 2008 were made during second quarter 2008 when in April 2008, the Managing General Partner repurchased a total of 50.25 units at an average price of $8,321 per unit.

Item 6.   Selected Financial Data

Not applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Form 10-K, should be read in conjunction with the Partnership’s accompanying financial statements and related notes to the financial statements included in this report.  Further, the Partnership encourages you to revisit Special Note Regarding Forward-Looking Statements on page 1 of the report.

Overview

The Partnership was funded on September 9, 2004 with initial contributions of $35.0 million from the Investor Partners and a cash contribution of $7.7 million from the Managing General Partner.  After payment of syndication costs of $3.5 million and a one-time management fee to PDC of $0.5 million, the Partnership had available cash of $38.7 million to commence Partnership oil and natural gas well drilling activities.

The Partnership began exploration and development activities immediately after funding.  The full amount of the funding was paid to PDC to begin the drilling of oil and natural gas wells, on behalf of the Partnership under the D & O Agreement.  The payment to PDC was made as an advance of exploration and development costs for oil and gas properties.  In the fourth quarter of 2004, PDC commenced drilling on behalf of the Partnership.  As of December 31, 2007, a total of 44 wells had been drilled in Colorado all of which are producing.  These 44 wells are the only wells the Partnership will drill because all of the capital contributions have been utilized.  The completed wells produce primarily natural gas, with some associated crude oil.  Sales of produced natural gas and oil commenced during the first quarter of 2005 as wells were connected to pipelines.  Production and sales increased through the fourth quarter of 2005 as additional wells were completed and connected to pipelines.  As expected for wells in this area, the Partnership has recognized a steady decline in quarterly production and net sales.  The Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  However, the exact timing of recompletion may be delayed or accelerated due to changing commodity prices and the availability of additional geological data.  Codell recompletions typically increase production rates and recoverable reserves.  Although PDC has experienced significant production increases following prior Codell recompletions, not all such recompletions have been successful.

Index

Results of Operations

The following table presents significant operational information of the Partnership for years ended December 31, 2007, 2006 and 2005.

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Number of producing wells (end of period)	44	44	44

Production: (1)
Oil (Bbl)	29,779	50,321	95,239
Natural gas (Mcf)	886,378	1,433,760	1,329,707
Natural gas equivalents (Mcfe) (2)	1,065,052	1,735,686	1,901,141

Average Sales Price (excluding realized gain (loss), net on derivatives)
Oil (per Bbl) (3)	$57.66	$63.45	$54.39
Natural gas (per Mcf) (3)	4.93	5.64	7.36
Natural gas equivalents (per Mcfe) (3)	5.71	6.50	7.87

Average Sales Price (including realized gain (loss), net on derivatives)
Oil (per Bbl)	$57.38	$63.40	$51.22
Natural gas (per Mcf)	5.31	5.86	7.00
Natural gas equivalents (per Mcfe)	6.02	6.68	7.46

Average cost per Mcfe
Production and operating costs (4)	$1.26	$0.87	$0.87
Depreciation, depletion and amortization	2.79	2.36	2.68

Revenues:
Oil and gas sales	$6,085,453	$11,281,432	$14,961,832
Oil and gas price risk management (loss) gain, net	(433,273)	1,343,306	(1,157,181)
Total revenues	$5,652,180	$12,624,738	$13,804,651

Realized Gain (Loss) on Derivatives, Net
Oil derivatives, - realized loss	$(8,583)	$(2,599)	$(302,301)
Natural gas deriviatives - realized gain (loss)	339,353	308,922	(467,830)
Total realized gain (loss) on derivatives, net	$330,770	$306,323	$(770,131)

Operating costs and expenses:
Production and operating costs	$1,340,411	$1,509,005	$1,657,865
Direct costs - general and administrative	151,213	87,287	26,241
Depreciation, depletion and amortization	2,974,121	4,102,535	5,088,787
Accretion of asset retirement obligations	16,104	11,612	10,822
Total operating costs and expenses	$4,481,849	$5,710,439	$6,783,715

Income from operations	$1,170,331	$6,914,299	$7,020,936

Interest income	91,060	90,291	23,316

Net income	$1,261,391	$7,004,590	$7,044,252

Cash distributions	$5,409,596	$12,190,795	$7,689,395
_______________
(1)
Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the average percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)
The Partnership utilizes commodity based derivative instruments to manage a portion of the Partnership’s exposure to price volatility of our natural gas and oil sales.  This amount excludes realized and unrealized gains and losses on commodity based derivative instruments.

(4)	Production costs represent oil and gas operating expenses which include production taxes.

Index

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcfe – One million cubic feet of natural gas equivalents

Oil and Natural Gas Sales

The table below shows sales and production information for each quarter for the years ended December 31, 2007, 2006 and 2005.  Oil and natural gas sales exclude the impact of commodity-based derivatives, which are reflected in the line “Oil and gas price risk management gain (loss), net” in the statements of operations.  (In thousands except for per Mcf, per Bbl and per Mcfe amounts and percentage changes)

	2007			2006			2005
	Sales			Sales			Sales
Total	(in thousands)	MMcfe	per Mcfe	(in thousands)	MMcfe	per Mcfe	(in thousands)	MMcfe	per Mcfe
Jan-Mar	$1,989	335	$5.93	$3,905	518	$7.55	$526	73	7.19
Apr-Jun	1,414	249	5.69	2,723	423	6.44	4,472	649	6.89
Jul-Sep	1,435	284	5.05	2,570	422	6.08	4,500	610	7.38
Oct-Dec	1,247	197	6.33	2,083	373	5.58	5,464	569	9.60
Total	$6,085	1,065	$5.71	$11,281	1,736	$6.50	$14,962	1,901	$7.87
Change (year over year)	-46%	-39%	-12%	-25%	-9%	-17%

	2007			2006			2005
	Sales			Sales			Sales
Oil	(in thousands)	MBbl	per Bbl	(in thousands)	MBbl	per Bbl	(in thousands)	MBbl	per Bbl
Jan-Mar	$404	9	$45.05	$934	15	$60.94	$411	9	$45.85
Apr-Jun	409	8	53.61	889	13	67.63	2,146	42	50.98
Jul-Sep	472	7	64.79	762	11	67.81	1,473	24	60.52
Oct-Dec	432	6	73.30	608	11	57.27	1,150	20	57.97
Total	$1,717	30	$57.66	$3,193	50	$63.45	$5,180	95	$54.39
Change (year over year)	-46%	-41%	-9%	-38%	-47%	17%

	2007			2006			2005
	Sales			Sales			Sales
Gas	(in thousands)	MMcf	per Mcf	(in thousands)	MMcf	per Mcf	(in thousands)	MMcf	per Mcf
Jan-Mar	$1,585	281	$5.63	$2,971	428	$6.99	$115	19	$5.94
Apr-Jun	1,005	203	4.96	1,834	344	5.33	2,326	397	5.87
Jul-Sep	963	240	4.00	1,808	355	5.09	3,027	464	6.53
Oct-Dec	815	162	5.04	1,475	310	4.76	4,314	450	9.58
Total	$4,368	886	$4.93	$8,088	1,434	$5.64	$9,782	1,330	$7.36
Change (year over year)	-46%	-38%	-13%	-17%	8%	-23%

The 46% decrease in oil and natural gas sales in 2007 as compared to 2006 was due to a 39% decrease in production volumes along with a 12% decrease in the average sales price per Mcfe.  Decreased volumes and decreased commodity prices contributed $4.4 million and $0.8 million, respectively, to the total $5.2 million decrease in 2007 as compared to 2006.

The 25% decrease in oil and natural gas sales in 2006 as compared to 2005 was due to a 9% decrease in production volumes along with a 17% decrease in the average sales price per Mcfe.  Decreased volumes and decreased commodity prices contributed $1.3 million and $2.4 million, respectively, to the total $3.7 million decrease in 2006 as compared to 2005.

Generally, the year over year changes in production volumes is consistent with the historically declining production curves for wells drilled in the Wattenberg and Grand Valley fields.  The Partnership expects to experience continued declines in oil and natural gas production volumes until such time as the Wattenberg wells are recompleted.

Index

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the prices of oil and natural gas and our ability to market our production effectively.  Natural gas and oil prices have been among the most volatile of all commodity prices.  These price variations have a material impact on Partnership financial results.  Natural gas and oil prices also vary by region and locality, especially in the Rocky Mountain Region, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region in which all of the Partnership’s wells are located.  The combination of increased drilling activity and the lack of substantial local market demand can result in a local market oversupply situation from time to time.  The Managing General Partner believes such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline transportation capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing into the fourth quarter of 2007, was a decrease in the price of Rocky Mountain natural gas, as measured by the CIG Index (per MMbtu) compared to the NYMEX Index price (per MMbtu).

The CIG price declined to a low of $0.70 (per MMbtu) in October 2007.  In response to lower prices, the Partnership temporarily shut-in 11 wells in October 2007, resulting in decreased production and revenue for the Partnership.  Production on these wells resumed between November 1 and November 5, 2007, when natural gas prices were $5.07 (per MMbtu) on the CIG-index.  As of December 31, 2007, no wells were shut-in.

During 2008, oil and natural gas prices have experienced extreme volatility, with oil prices fluctuating on NYMEX as high as $145.29 (per Barrel) on July 13, 2008 and as low as $33.87 (per Barrel) on December 19, 2008 and natural gas prices fluctuating on CIG between a high of $10.26 (per MMbtu) on July 2, 2008 and a low of $1.00 (per MMbtu) on September 3, 2008.

During 2009, oil and natural gas prices have continued to fluctuate, with oil prices on NYMEX as high as $72.68 (per Barrel) on June 11, 2009 and as low as $33.98 (per Barrel) on February 12, 2009 and natural gas prices on CIG as high as $4.59 (per MMbtu) on January 7, 2009 and as low as $1.33 (per MMbtu) on April 14, 2009.

Oil and Natural Gas Price Risk Management Gain (Loss), Net

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for its corporate interests as well as sponsored drilling partnerships, including the Partnership.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as “Oil and gas price risk management gain (loss), net.”  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production and underlying derivative contracts entered into by the Managing General Partner on behalf of the Partnership.

In periods of rising prices, the Partnership will generally record losses on its derivative positions as fair values exceed contract prices determining the Partnership’s oil and natural gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  Since December 31, 2007, through the filing of this report, the Partnership continues to experience volatility in oil and gas prices resulting in fluctuations in realized and unrealized derivative positions.

Index

The following table presents the realized and unrealized gains and losses recorded for each of the quarterly and annual periods identified:

	Three months ended				Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
Realized gains (losses)
Oil	$(3,328)	$(3,276)	$(917)	$(1,062)	$(8,583)
Natural Gas	(14,034)	82,873	212,983	57,531	339,353
Realized (loss) gain	(17,362)	79,597	212,066	56,469	330,770
Unrealized (loss) gain	(311,154)	26,191	56,233	(535,313)	(764,043)
Oil and gas price risk management (loss) gain, net	$(328,516)	$105,788	$268,299	$(478,844)	$(433,273)

	Three months ended				Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total
Realized gains (losses)
Oil	$-	$-	$-	$(2,599)	$(2,599)
Natural Gas	242,116	13,776	13,987	39,043	308,922
Realized gain	242,116	13,776	13,987	36,444	306,323
Unrealized gain	631,823	65,272	215,097	124,791	1,036,983
Oil and gas price risk management gain, net	$873,939	$79,048	$229,084	$161,235	$1,343,306

	Three months ended				Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total
Realized gains (losses)
Oil	$-	$(122,384)	$(108,448)	$(71,469)	$(302,301)
Natural Gas	-	(58,755)	(130,255)	(278,820)	(467,830)
Realized loss	-	(181,139)	(238,703)	(350,289)	(770,131)
Unrealized (loss) gain	-	(463,591)	(1,113,352)	1,189,893	(387,050)
Oil and gas price risk management (loss) gain, net	$-	$(644,730)	$(1,352,055)	$839,604	$(1,157,181)

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for itself as well as the Partnership.  The Managing General Partner sets these instruments for itself, the Partnership and other sponsored partnerships jointly by area of operation.

In 2007, the Partnership recorded realized gains of $0.3 million and unrealized losses of $0.7 million, resulting in a net $0.4 million loss for the year.  In 2006, the Partnership incurred realized and unrealized gains of $0.3 million and $1.0 million, respectively, resulting in a $1.3 million net gain for the year.  The large unrealized gains for the period ending March 31, 2006 are primarily the result of falling natural gas prices.  The unrealized losses recognized for the quarters ended March 31 and December 31, 2007, were due to increasing natural gas prices.  The significant decline in the CIG market during the fall of 2007 resulted in the realized gain in 2007.  When forward prices for oil and natural gas prices increase as they did in the first and fourth quarters of 2007, the Partnership’s derivative portfolio, which includes floors, ceilings and swaps, decreases in value, resulting in unrealized loss positions.  Due to continued volatility of commodity prices, large quarter to quarter fluctuations in “Oil and gas price risk management gain (loss), net,” take place.

In 2005, the Partnership recorded realized losses of $0.8 million and unrealized losses of $0.4 million resulting in a net $1.2 million loss for the year.  Except for November 2005 in which both oil and natural gas prices declined temporarily due to warmer-than-normal winter weather resulting in the unrealized gain for the quarter ended December 31, 2005, the Partnership experienced a rising oil and natural gas pricing environment which caused the Partnership to record overall realized and unrealized losses in its derivative positions during 2005.

Production and Operating Costs

Production and Operating Costs include production taxes and transportation costs which vary with sales and production, well operating costs charged on a per well basis and other direct costs incurred in the production process.

	2007			2006			2005
	Prod Costs	Mcfe's	per Mcfe	Prod Costs	Mcfe's	per Mcfe	Prod Costs	Mcfe's	per Mcfe
Jan-Mar	$362,728	335,448	$1.08	$425,697	517,103	$0.82	$72,721	73,100	$0.99
Apr-Jun	342,154	248,598	1.38	396,411	422,851	0.94	404,263	649,211	0.62
Jul-Sep	339,221	284,043	1.19	406,800	422,403	0.96	564,598	609,571	0.93
Oct-Dec	296,308	196,963	1.50	280,097	373,329	0.75	616,283	569,259	1.08
Total	$1,340,411	1,065,052	$1.26	$1,509,005	1,735,686	$0.87	$1,657,865	1,901,141	$0.87
Change	-11%	-39%	45%	-9%	-9%	0%

Index

As production declines as per the historical decline curve, fixed costs may increase as a percentage of total costs.  This results in production costs per unit increases.  As production is expected to continue to decline, production costs per unit can be expected to increase.

Generally, production and operating costs vary either with total oil and natural gas sales or production volumes.  Property and severance taxes are estimates by the Managing General Partner based on rates determined using historical information.  These amounts are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Property and severance taxes vary directly with total oil and natural gas sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  General oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal and service rig workovers.  In addition, general oil field service costs have experienced significant inflationary increases.

Direct Costs – General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Such costs were relatively low in 2005 and increased in 2006 as a result of the filing of the Partnership’s annual Form 10-K for the year ended December 31, 2004 and quarterly Form 10-Q for the quarter ended March 31, 2005.  As a direct result of delays encountered by the Managing General Partner in connection with the filing of its own financial statements in 2006 and 2007, the Partnership incurred minimal audit fees in 2007 as it did not file quarterly or annual reports with the SEC.  Reductions in audit fees during 2007 were offset, however, by increases in general costs due to the royalty litigation settlement of approximately $109,000.  For additional information regarding the settlement, see Note 8, Commitments and Contingencies to the accompanying financial statement included in this report.

Depreciation, Depletion and Amortization

The Partnership recorded depreciation, depletion and amortization ("DD&A") expense in 2007, 2006 and 2005 as follows:

	2007			2006			2005
	DD&A	Mcfe's	per Mcfe	DD&A	Mcfe's	per Mcfe	DD&A	Mcfe's	per Mcfe
Jan-Mar	$906,147	335,448	$2.70	$1,163,151	517,103	$2.25	$182,767	73,100	$2.50
Apr-Jun	698,319	248,598	2.81	970,611	422,851	2.30	1,997,059	649,211	3.08
Jul-Sep	746,908	284,043	2.63	932,612	422,403	2.21	1,569,795	609,571	2.58
Oct-Dec	622,747	196,963	3.16	1,036,161	373,329	2.78	1,339,166	569,259	2.35
Total	$2,974,121	1,065,052	$2.79	$4,102,535	1,735,686	$2.36	$5,088,787	1,901,141	$2.68
Change	-28%	-39%	18%	-19%	-9%	-12%

Due to the changing mix of the Wattenberg Field and the Grand Valley Field wells completed and turned into line, primarily through the first two quarters of 2005, the DD&A unit cost per Mcfe fluctuated during the first year Partnership wells were in full production.  The Partnership’s two production fields have significantly different DD&A rates.  Annual production and overall year-end reserves declined year-to-year from 2005 through 2007 and are expected to continue to decline gradually year-to-year over the wells’ remaining life cycles. Additionally, in the fourth quarter of 2006 and 2007, downward revisions to reserves based on the results of the annual reserve reports, resulted in the DD&A per Mcfe unit cost increase during those quarters.

In 2007, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 521 MMcf of gas and an upward revision of 19 MBbl of oil.  The revision was primarily due to a decrease of 883 MMcf of gas and an increase 18 MBbl of oil due to asset performance and increases of 362 MMcf of gas and 1 MBbl of oil due to commodity price changes.

In 2006, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 2,566 MMcf of gas and 116 MBbl of oil.  The revision was primarily due to decreases of 1,860 MMcf of gas and 113 MBbl of oil due to asset performance and decreases of 706 MMcf of gas and 3 MBbl of oil due to commodity price changes.

Index

In 2005, the Partnership recorded an upward revision to its previous estimate of proved reserves of approximately 1,654 MMcf of gas and 132 MBbl of oil.  The revision was primarily due to increases of 970 MMcf of gas and 126 MBbl of oil due to asset performance and increases of 684 MMcf of gas and 6 MBbl of oil due to commodity price changes.

Interest Income

Interest income increased from 2005 to 2006 due to the higher level of undistributed revenues held by the Managing General Partner during the year ended December 31, 2006, along with additional interest the Managing General Partner will distribute to Investor Partners on production tax obligation over-withholding during the years 2005 through 2006.  Interest income remained unchanged from 2006 to 2007 due to additional interest on the production tax obligation over-withholding amounts which was offset by the lower level of undistributed revenues held by the Managing General Partner during the year ended December 31, 2007.

Liquidity and Capital Resources

As the Partnership completed its drilling activities as of March 31, 2005, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities.  Based on the current economic environment, the MGP has no immediate plans to initiate recompletion activities in the Codell formation of the Wattenberg Field wells.  The MGP will re-evaluate the feasibility of commencing these recompletion activities if economic conditions improve.  The Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices, as noted in Item 1A, Risk Factors.  Changes in market prices for oil and natural gas directly affect the level of cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place, as of December 31 2007, covering a portion of the expected oil and natural gas production in 2008, thereby providing predictability for a portion of its 2008 cash flow.  Additional derivative positions were entered into through June 30, 2009, for natural gas production through December 2012 and oil production through December 2010 while natural gas basis protection swaps cover production through December 2013.  The fair value of the current derivatives positions will change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Oil and natural gas derivatives as of December 31, 2007 are detailed in Note 4, Derivative Financial Instruments to the accompanying financial statements.

Working Capital

The following table sets forth the working capital position of the Partnership:

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Working capital	$2,996,949	$2,541,274	$2,815,620	$2,040,275

	As of
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Working capital	$4,359,107	$3,160,309	$3,277,985	$3,314,786

	As of
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Working capital	$453,044	$3,012,867	$1,639,988	$4,537,110

Financing and Investing Cash Flows

The Partnership was funded in September 2004 with initial contributions of $35.0 million from Investor Partners and a cash contribution of $7.7 million from PDC, the Managing General Partner.  After payment of syndication cost of $3.5 million and a one-time management fee to the Managing General Partner of $0.5 million, the Partnership had available cash of $38.7 million to commence Partnership activities.  During 2004, $38.7 million was paid to the Managing General Partner for reimbursement for capital expenditures relating to oil and gas properties.  The expenditures were paid in accordance with the D & O Agreement as more fully described in Item 1, Business - Drilling Activities.  There were no additional investing activities in 2007, 2006 or 2005.

Index

The Partnership initiated monthly cash distributions to investors in June 2005 and has distributed $25.3 million of its operating cash flows from its September 9, 2004 date of inception through December 31, 2007. The following table sets forth the quarterly cash distributions to the Managing General Partner and the Investor Partners during the years 2007, 2006 and 2005.

	Managing	Investor
	General Partner	Partners	Total
	Distributions	Distributions	Distributions

2007
Jan-Mar	$326,447	$1,305,791	$1,632,238
Apr-Jun	278,852	1,164,284	1,443,136
Jul-Sep	217,534	870,140	1,087,674
Oct-Dec	249,309	997,239	1,246,548
	$1,072,142	$4,337,454	$5,409,596

2006
Jan-Mar	$876,242	$3,504,974	$4,381,216
Apr-Jun	730,333	2,921,338	3,651,671
Jul-Sep	433,570	1,734,281	2,167,851
Oct-Dec	398,010	1,592,047	1,990,057
	$2,438,155	$9,752,640	$12,190,795

2005
Jan-Mar	$-	$-	$-
Apr-Jun	143,989	575,959	719,948
Jul-Sep	677,647	2,710,589	3,388,236
Oct-Dec	716,241	2,864,970	3,581,211
	$1,537,877	$6,151,518	$7,689,395

Operating Cash Flows

Net cash provided by operating activities was $5.4 million in 2007 compared to $12.2 million in 2006, a decrease of $6.8 million.  The decrease in cash provided by operating activities was due primarily to the following:

•
Decrease in oil and gas sale revenues of 46% and an increase in direct cost – general and administrative of $0.1 million which were partially offset by a decrease in production and operating cost of 11%.

•	Due from (to) Managing General Partner increased.

Net cash provided by operating activities was $12.2 million in 2006 compared to $7.7 million in 2005, an increase of $4.5 million.  The increase in cash provided by operating activities was due primarily to the following:

•
Increase over first year oil and gas sales receipts of 55%, an increase of $1.1 million in realized oil and gas price risk management gain (loss), net and a decrease in production and operating costs of 9% that was partially offset by increase in direct cost – general and administrative of $0.1 million.

•	Due from (to) Managing General Partner decreased.

Index

The following table presents operating cash flows for the quarters ended March 31, June 30, September 30 and December 31, 2007, 2006 and 2005.

	2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$1,642,466	$1,451,284	$1,095,297	$1,246,457

	2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$4,397,527	$3,657,542	$2,165,582	$2,017,111

	2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$2,594	$701,507	$3,392,116	$3,579,185

The Partnership initiated monthly cash distributions to investors in June 2005 and has distributed $25.2 million of operating cash flows through December 31, 2007.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in Supplemental Oil & Gas Information – Unaudited, Net Proved Oil and Gas Reserves.

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership's contractual obligations and contingent commitments as of December 31, 2007, 2006 and 2005.

	Payments due by period
Contractual Obligations and		Less than			More than
Contingent Commitments	Total	1 year	1-3 years	3-5 years	5 years

December 31, 2007
Unrealized loss on derivative contracts	$170,398	$170,398	$-	$-	$-
Asset retirement obligations	296,190	-	-	-	296,190
	$466,588	$170,398	$-	$-	$296,190

	Payments due by period
Contractual Obligations and		Less than			More than
Contingent Commitments	Total	1 year	1-3 years	3-5 years	5 years

December 31, 2006
Unrealized loss on derivative contracts	$217	$217	$-	$-	$-
Asset retirement obligations	280,086	-	-	-	280,086
	$280,303	$217	$-	$-	$280,086

	Payments due by period
Contractual Obligations and		Less than			More than
Contingent Commitments	Total	1 year	1-3 years	3-5 years	5 years

December 31, 2005
Unrealized loss on derivative contracts	$583,529	$499,376	$84,153	$-	$-
Asset retirement obligations	201,926	-	-	-	201,926
	$785,455	$499,376	$84,153	$-	$201,926

Index

Critical Accounting Policies and Estimates

The Managing General Partner has identified the following accounting policies as critical to the understanding of the results of the operations of the Partnership.  This is not a comprehensive list of all of the Partnership’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments, and as a result, are subject to an inherent degree of uncertainty.  In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on historical experience, observance of trends in the industry, and information available from other outside sources, as appropriate.  For a more detailed discussion on the application of these and other accounting policies, see Note 2, Summary of Significant Accounting Policies in the accompanying financial statements.  The Partnership's critical accounting policies and estimates are as follows:

Oil and Natural Gas Properties

The Partnership accounts for its oil and natural gas properties under the successful efforts method of accounting.  Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and natural gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and natural gas reserves.

The Partnership’s estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Annually, we engage independent petroleum engineers to prepare a reserve and economic evaluation of all our properties on a well-by-well basis as of December 31.

Proved reserves are the estimated quantities of oil and natural gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. The Partnership’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate.

Proved developed reserves are the quantities of oil and natural gas expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.  In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities.

The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. Because estimates of reserves significantly affect DD&A expense, a change in estimated reserves could have a material effect on the Partnership’s financial statements.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated future production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the availability of the required annual reserve report during the fourth quarter of 2007, the Partnership reviewed its proved oil and natural gas properties for impairment.  The Partnership did not incur any impairment loss as a result of this review.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Index

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas upon delivery is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts’ pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership’s revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Managing General Partner may from time to time enter into derivative agreements, usually with a term of two to three years, but in no case longer than five years beyond the derivative transaction date, which may either “swap” or “collar” a price range in order to reduce the impact of market price fluctuations. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Partnership sells natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured, and the sales price is determinable.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

Accounting for Derivatives Contracts at Fair Value

The Partnership currently does not qualify for hedge accounting treatment for its derivatives.  Derivatives are reported on the accompanying balance sheets at fair value on a gross asset and liability basis.  Changes in fair value of derivatives are recorded in “Oil and gas price risk management gain (loss), net” in the accompanying statements of operations.  The measurement of fair value is based on actively quoted market prices, if available.  Otherwise, validation of a contract's fair value is performed internally and, while the Partnership uses common industry practices to develop its valuation techniques, changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values.  If pricing information from external sources is not available, measurement involves the use of judgment and estimates.  These estimates are based on valuation methodologies the Partnership considers appropriate.  For individual contracts, the use of different assumptions could have a material effect on the contract's estimated fair value.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated lives of the related assets, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations to the accompanying financial statements, for a reconciliation of asset retirement obligation activity.

Index

Recent Accounting Standards

See Note 2, Summary of Significant Accounting Policies to the accompanying financial statements included in this report, for recently issued and implemented accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk and related credit exposure.  Management of the Managing General Partner has established risk management processes to monitor and manage this market risk.

Commodity Price Risk

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to the Partnership’s oil and natural gas sales and marketing activities.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities. The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  The Partnership's policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership.  None of the Partnership’s derivative instruments are designated as hedging instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Accordingly, all gains and losses, realized and unrealized, are recognized in the statement of operations in the period of change.  See Note 2, Summary of Significant Accounting Policies and Note 4, Derivative Financial Instruments to the accompanying financial statements for additional disclosure regarding the Partnership’s derivative instruments including, but not limited to, a summary of the open derivative positions as of December 31, 2007.  Changes in the fair value of the Partnership’s share of derivatives are recorded in the statement of operations under “Oil and gas price risk management gain (loss), net.”

Measurement and validation of a contract’s fair value using common industry practices is performed by the Managing General Partner based on actively quoted market prices, if available.  Otherwise, the Managing General Partner seeks indicative price information from external sources including broker quotes and industry publications.  Changes in the Partnership’s pricing methodologies or the underlying assumptions could result in significantly different fair values.

Risk Management Strategies

The results of the Partnership’s operations and operating cash flows are affected by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.  As of December 31, 2007, the Partnership's oil and natural gas derivative instruments were comprised of “swaps” and “collars”.  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based contracts for Colorado oil production.  In addition to the swaps, collars and basis protection swaps which remain in effect at June 30, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil floors.

Index

•
For “swap” instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
“Basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
“Collars” contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
“Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce the Partnership's exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market. The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

The following table presents monthly average CIG and NYMEX closing prices for gas and oil in 2007, 2006 and 2005, as well as average sales prices the Partnership realized for the respective commodity.

	Year Ended	Year Ended	Year Ended
Average index closing price	December 31, 2007	December 31, 2006	December 31, 2005
Natural gas (per MMbtu) - CIG	$3.97	$5.63	$6.95
Oil (per Barrel) - NYMEX	69.79	64.73	55.34

Average sales price
Natural gas (per Mcf)	$4.93	$5.64	$7.36
Oil (per Barrel)	57.66	63.45	54.39

As of December 31, 2007, and 2005 the fair value of the Partnership’s derivative instruments were a net liability of $114,110 and $387,050 respectively, compared to a net asset of $649,934 as of December 31, 2006.  Based on a sensitivity analysis as of June 30, 2009, it was estimated that a 10% increase in oil and natural gas prices, inclusive of basis, over the entire period for which the Partnership has derivatives then in place would have resulted in a decrease in fair value of $729,339 and a 10% decrease in oil and natural gas prices would result in an increase in fair value of $638,242.

Index

The following table sets forth the Partnership's portion of derivative positions in effect as of June 30, 2009.

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	At
Index/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	June 30,
Operating Area	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	126,824	$5.75	126,824	$8.90	-	$-	-	$-	$378,091
4Q 2009	88,615	6.67	88,615	10.21	32,529	9.20	-	-	435,274
2010	101,282	6.64	101,282	10.79	48,794	9.20	295,290	1.88	120,009
2011	47,656	4.75	47,656	9.45	-	-	346,371	1.88	(304,830)
2012	-	-	-	-	-	-	362,254	1.88	(301,970)
2013	-	-	-	-	-	-	334,145	1.88	(251,593)

NYMEX
2010	11,059	5.75	11,059	8.30	250,102	5.64	-	-	(86,979)
2011	15,000	5.75	15,000	8.30	95,318	6.96	-	-	1,233
2012	-	-	-	-	97,007	6.96	-	-	(18,373)
Total Natural Gas									(29,138)

Oil
Rocky Mountain Region
NYMEX
3Q 2009	-	-	-	-	3,166	90.52	-	-	61,688
4Q 2009	-	-	-	-	3,166	90.52	-	-	55,786
2010	-	-	-	-	10,875	92.96	-	-	188,332
Total Oil									305,806

Total									$276,668

In addition to the “swaps” and “collar” derivative instruments, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.

The following table sets forth the Partnership’s portion of derivative positions in effect as of December 31, 2007.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Dec-06	Jan 08 - Mar 08	11,624	$5.25	-	$-	-	$-
	Jan-07	Jan 08 - Mar 08	11,624	5.25	11,624	9.80	-	-
	May-07	Apr 08 - Oct 08	22,943	5.50	22,943	10.35	-	-

Wattenberg Field

	Jan-07	Jan 08 - Mar 08	3,492	5.25	3,492	9.80	-	-
	May-07	Apr 08 - Oct 08	8,381	5.50	8,381	10.35	-	-

Oil - NYMEX
Wattenberg Field
	Oct-07	Jan 08 - Dec 08	-	-	-	-	1,603	84.20

Index

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2006.

			Floors		Ceilings
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Jul-05	Jan 07 - Mar 07	12,274	$6.00	6,137	$8.40
	Feb-06	Jan 07 - Mar 07	26,301	6.50	-	-
	Feb-06	Apr 07 - Oct 07	19,287	5.50	-	-
	Sep-06	Jan 07 - Mar 07	46,465	4.00	-	-
	Sep-06	Apr 07 - Oct 07	65,752	4.50	-	-
	Dec-06	Nov 07 - Mar 08	33,314	5.25	-	-

Oil - NYMEX
Wattenberg Field
	Sep-06	Jan 07 - Oct 07	1,279	50.00	-	-

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2005.

			Floors		Ceilings
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Jan-05	Jan 06 - Mar 06	40,164	$4.50	20,082	$7.15
	Jul-05	Jan 06 - Mar 06	23,429	6.50	11,714	8.27
	Sep-05	Jan 06 - Mar 06	66,940	9.00	-	-
	Mar-05	Apr 06 - Oct06	33,470	4.50	16,735	7.25
	Jul-05	Apr 06 - Oct 06	23,429	5.50	11,714	7.63
	Jul-05	Nov 06 - Mar 07	23,429	6.00	11,714	8.40

Credit Risk

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk.

To reduce credit exposure, the Managing General Partner seeks to enter into netting agreements with counterparties that permit the offset of receivables and payables with such counterparties.  The Managing General Partner attempts to further reduce credit risk by diversifying our counterparty exposure and entering into transactions with high-quality counterparties.  Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  The Managing General Partner has not experienced any counterparty defaults during the years ended December 31, 2007, 2006 and 2005, respectively.

Index

Disclosure of Limitations

As the information above incorporates only those exposures which existed as of or prior to March 31, 2009, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 8.   Financial Statements and Supplementary Data

The financial statements are attached to this Form 10-K beginning at page F-1.

Supplemental financial information required by this Item can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Index

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Registered Public Accounting Firm

As previously reported on Form 8-K filed with the SEC on January 4, 2008, on December 28, 2007, Petroleum Development Corporation, the Managing General Partner of PDC 2004-D Limited Partnership (the "Registrant"), recommended, and the Audit Committee of the Board of Directors of Petroleum Development Corporation ratified, the dismissal of KPMG LLP ("KPMG") as the Registrant's independent registered public accounting firm.  The Registrant does not have its own audit committee and, therefore, relies upon and utilizes the services of the Managing General Partner’s audit committee.

The audit report of KPMG on the Registrant's financial statements as of December 31, 2004, and for the period from September 9, 2004 (date of inception) to December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  The Registrant filed a Form 8-K on November 15, 2005, reporting under Item 4.02 that the previously filed financial statements should no longer be relied upon as the Registrant had determined that the financial statements required restatement for matters related to the accounting for derivatives, the calculation of depreciation and depletion, and the assessment of impairments.  Prior to this filing, the Registrant had not filed audited financial statements since its December 31, 2004 10-K.  For more information regarding this matter, see our Form 12b-25 filed with the Securities and Exchange Commission on August 15, 2006.

In connection with the audit of the period ended December 31, 2004, and the subsequent period through December 28, 2007, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement(s), or (2) reportable events, except that:

1.
The following material weaknesses in internal control over financial reporting were identified related to the year ended December 31, 2005, and the subsequent period through December 28, 2007, as follows:

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to properly account for derivative transactions in accordance with generally accepted accounting principles. Specifically, the Registrant's policies and procedures relating to derivatives transactions were not designed effectively such that each of the requirements for hedge accounting were evaluated appropriately with respect to the Registrant's commodity based derivatives.

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties. Specifically, the Registrant's policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance.

•
The Registrant did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure that its accounting for asset retirement obligations complied with generally accepted accounting principles. Specifically, the Registrant's policies and procedures regarding the estimate of the fair value of the asset retirement obligations were not designed effectively to ensure that it was estimated in accordance with SFAS No. 143, Asset Retirement Obligations.

•
The Registrant did not have effective policies and procedures to ensure the timely reconciliation, review and adjustment of significant balance sheet and income statement accounts, which resulted in the identification of material misstatements in certain significant balance sheet and income statement accounts during the Registrant's closing process.

2.
In connection with KPMG's audit of the Managing General Partner's 2006 financial statements, the Managing General Partner identified that the Managing General Partner had over-withheld production taxes from revenue distributions made to its 75 drilling partnerships' limited partners, including the limited partners of the Registrant.

Index

KPMG has been authorized to respond fully to the inquiries of the successor independent registered public accounting firm concerning the subject matter of the foregoing.

The Registrant provided KPMG with a copy of the foregoing statements and requested that KPMG furnish the Registrant with a letter addressed to the SEC stating whether KPMG agrees with the foregoing statements, and, if not, stating the respects in which KPMG does not agree.  A letter from KPMG is attached as Exhibit 16 to the Form 8-K filed with the SEC on January 4, 2008.

New Independent Registered Public Accounting Firm

As previously reported on Form 8-K filed with the SEC on January 4, 2008, on December 28, 2007, the Audit Committee of the Managing General Partner and its Board of Directors ratified the engagement of PricewaterhouseCoopers LLP ("PwC") as the Registrant's new independent registered public accounting firm.

During the period ended December 31, 2004, and through December 28, 2007, the Registrant had not consulted with PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that PwC concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of SEC Regulation S-K, or a reportable event required to be reported under Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).   Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2007 due to the existence of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting included in this Item 9A(T).

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of PDC, the Managing General Partner of the Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Index

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements of the issuer.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of  Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2007 due to the material weaknesses discussed below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management of PDC, the Managing General Partner, identified the following material weaknesses related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007:

•
The support for the Partnership’s general ledger depends in part on the effectiveness of controls of the Managing General Partner’s spreadsheets.  The overall ineffectiveness of the Managing General Partner's spreadsheet controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure the completeness, accuracy, and validity of key financial statement spreadsheets generated by the Managing General Partner.  These spreadsheets are utilized by the Partnership to support significant balance sheet and income statement accounts.

•
The support for the Partnership’s derivative calculations depends in part on the effectiveness of controls of the Managing General Partner’s process.  The overall ineffectiveness of the Managing General Partner's derivative controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure that the Managing General Partner had policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

Index

•
For the transactions that are directly related to and processed by the Partnership, the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.

In addition, the Partnership identified the following material weaknesses related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 and 2005:

•
The Partnership did not have effective policies and procedures, or personnel with sufficient technical expertise to ensure compliance with appropriate accounting principles for its oil and gas properties.  Specifically, the Partnership’s policies and procedures were not designed effectively to ensure that the calculation of depreciation and depletion and the determination of impairments were performed in accordance with the applicable authoritative accounting guidance.  This material weakness was remediated as of December 31, 2007.

•
The Partnership did not have effective policies and procedures to ensure the timely reconciliation, review and adjustment of significant balance sheet and income statement accounts, which resulted in the identification of material misstatements in certain significant balance sheet and income statement accounts during the Partnership’s closing process.  This material weakness was remediated as of December 31, 2007.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  The report of the Managing General Partner was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only the Managing General Partner’s report in this Annual Report.

(c)	Remediation of Material Weaknesses in Internal Control

Beginning in the first quarter of 2008, management of the Managing General Partner undertook remediation initiatives related to the following material weaknesses in the Partnership’s internal controls over financial reporting as of December 31, 2007:

•
The support for the Partnership’s general ledger depends in part on the effectiveness of controls of the Managing General Partner’s spreadsheets.  The overall ineffectiveness of the Managing General Partner's spreadsheet controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure the completeness, accuracy, and validity of key financial statement spreadsheets generated by the Managing General Partner.  These spreadsheets are utilized by the Partnership to support significant balance sheet and income statement accounts.

•
The support for the Partnership’s derivative calculations depends in part on the effectiveness of controls of the Managing General Partner’s process.  The overall effectiveness of the Managing General Partner's derivative controls could have a material effect on the Partnership’s financial statements.  The Partnership did not maintain effective controls to ensure that the Managing General Partner had policies and procedures, or personnel with sufficient technical expertise to record derivative activities in accordance with generally accepted accounting principles.

Index

The remediation initiatives that were undertaken during 2008 include:

•
During the first quarter of 2008, the Managing General Partner implemented the general ledger, accounts receivable, cash receipts, revenue, financial reporting, and joint interest billing modules as part of a new broader financial system.  The Managing General Partner had planned to implement a Partnership distribution module in 2008, however, the Managing General Partner currently expects this module to be in place during 2009.  The new financial system enhanced operating efficiencies and provided more effective management of Partnership business operations and processes.  The Managing General Partner believes the phased-in implementation approach it is taking reduces the risks associated with the new financial system implementation. The Managing General Partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps include documenting all new business process changes related to the new financial system; testing all new business processes on the new financial  system; and conducting training related to the new business processes and to the new financial system software.  The Managing General Partner expects the implementation of the new financial system will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  The Managing General Partner continues to modify the design and documentation of internal control processes and procedures related to the new financial system to supplement and complement existing internal controls over financial reporting.  The system changes were developed to integrate systems and consolidate information, and were not undertaken in response to any actual or perceived deficiencies in the Partnership's internal control over financial reporting.  Testing of the controls related to these new systems was included in the scope of the Managing General Partner's assessment of the Partnership's internal control over financial reporting for 2008.

•
During the third quarter of 2008, the Managing General Partner improved controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  Specifically, the Managing General Partner enhanced the spreadsheet policy to provide additional clarification and guidance with regard to risk assessment and enforced controls over:  1) the security and integrity of the data used in the various spreadsheets, 2) access to the spreadsheets, 3) changes to spreadsheet functionality and the related approval process and documentation and 4) increased management’s review of the spreadsheets.

•
During the third quarter of 2008, in addition to accredited derivative training attended by key personnel, the Managing General Partner created and documented a desktop procedure to:  1) ensure the completeness and accuracy of the Managing General Partner’s derivative activities and 2) supplement key controls previously existing in the process.  Further, the desktop procedure provides for a more robust review of the Managing General Partner’s derivative process.  This procedure continued to be enhanced throughout the fourth quarter of 2008.

Based on the changes in the Managing General Partner’s internal control over financial reporting discussed above, the Managing General Partner has concluded that the first two material weaknesses described above which were identified as of December 31, 2007, had been remediated as of December 31, 2008.

Item 9B.   Other Information

None

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The Partnership is managed by PDC, the Managing General Partner.

PDC, a publicly-owned Nevada corporation, was organized in 1955.  The common stock of PDC is traded on the NASDAQ Global Select Market under the symbol "PETD."  Since 1969, PDC has been engaged in the business of exploring for, developing and producing oil and gas primarily in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan and the Rocky Mountains.  As of December 31, 2007, PDC had approximately 260 employees.  PDC will make available to Investor Partners, upon request, audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods.  PDC's Internet address is www.petd.com.  PDC posts on its Internet Web site its periodic and current reports and other information, including its audited financial statements, that it files with the SEC, as well as various charters and other corporate governance information.

As the Managing General Partner, PDC actively manages and conducts the business of the Partnership.  PDC has the full authority under the D & O Agreement to do any and all things necessary and incident to the management and conduct of the Partnership's business.  PDC is responsible for maintaining Partnership bank accounts, collecting Partnership revenues, making distributions to the partners, delivering reports to the partners, and supervising the drilling, completion, and operation of the Partnership's natural gas and oil wells.  The executive officers of PDC are full-time employees of PDC.  As such, they devote the entirety of their daily time to the business and operations of PDC.  An element of their job responsibilities requires that they devote such time and attention to the business and affairs of the Partnership as is reasonably required.  This time commitment varies for each individual and varies over the life of the Partnership.

In addition to managing the affairs of the Partnership, the management and technical staff of PDC also manage the corporate affairs of PDC, the affairs of 33 limited partnerships and other joint ventures formed over the years.  PDC owns an interest in all of the 33 limited partnerships for which it acts as Managing General Partner.  Because PDC must divide its attention and efforts among many unrelated parties, the Partnership does not receive its full attention or efforts at all times, however, PDC believes that it devotes sufficient time, attention and expertise to the Partnership to appropriately manage the affairs of the Partnership.

Although the Partnership has no Code of Ethics, PDC has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on PDC’s website at www.petd.com.

Experience and Capabilities as Driller/Operator

PDC is contracted to serve as operator for the Partnership wells.  Since 1969, PDC has drilled wells in Colorado, West Virginia, Tennessee, Michigan, North Dakota, Kansas, Wyoming, Texas and Pennsylvania.  PDC currently operates approximately 4,712 wells.

PDC employs geologists who develop opportunities for drilling by PDC and who help oversee the drilling process.  In addition, PDC has an engineering staff that is responsible for well completions, pipelines, and production operations.  PDC retains drilling subcontractors, completion subcontractors, and a variety of other subcontractors in the performance of the work of drilling contract wells.  In addition to technical management, PDC may provide services, at competitive rates, from PDC-owned service rigs, a water truck, steel tanks used temporarily on the well location during the drilling and completion of a well, roustabouts, and other assorted small equipment and services.  A roustabout is an oil and natural gas field employee who provides skilled general labor for assembling well components and other similar tasks.  PDC may lay short gathering lines, or may subcontract all or part of the work where it is more cost effective for the Partnership.  PDC employs full-time well tenders and supervisors to operate its wells.  In addition, the engineering staff evaluates reserves of all wells at least annually and reviews well performance against expectations.  All services provided by PDC are provided at rates less than or equal to prevailing rates for similar services provided by unaffiliated persons in the area.

Index

Petroleum Development Corporation

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Richard W McCullough	57	Chairman, Chief Executive Officer, President and Director	2007	2010

Gysle R. Shellum	57	Chief Financial Officer	-	-

R. Scott Meyers	34	Chief Accounting Officer	-	-

Daniel W. Amidon	48	General Counsel and Secretary	-	-

Barton R. Brookman, Jr.	46	Senior Vice President Exploration and Production	-	-

Vincent F. D'Annunzio	56	Director	1989	2010

Jeffrey C. Swoveland	54	Director	1991	2011

Kimberly Luff Wakim	51	Director	2003	2012

David C. Parke	42	Director	2003	2011

Anthony J. Crisafio	56	Director	2006	2012

Joseph E. Casabona	65	Director	2007	2011

Larry F. Mazza	48	Director	2007	2010

Richard W. McCullough was appointed Chief Executive Officer in June 2008 and Chairman in November 2008.  Mr. McCullough also served PDC as President since March 2008.  Mr. McCullough served as Chief Financial Officer from November 2006 until November 2008.  Prior to joining PDC, Mr. McCullough served as an energy consultant from July 2005 to November 2006.  From January 2004 to July 2005, Mr. McCullough served as President and Chief Executive Officer of Gasource, LLC, Dallas, Texas, a marketer of long-term, natural gas supplies.  From 2001 to 2003, Mr. McCullough served as an investment banker with J.P. Morgan Securities, Atlanta, Georgia, and served in the public finance utility group supporting bankers nationally in all natural gas matters.  Additionally, Mr. McCullough has held senior positions with Progress Energy, Deloitte and Touche, and the Municipal Gas Authority of Georgia.  Mr. McCullough, a CPA, was a practicing certified public accountant for 8 years.  Mr. McCullough serves as Chairman of the Executive Committee and serves on the Planning and Finance Committee.

Gysle R. Shellum was appointed Chief Financial Officer effective November 11, 2008.  Prior to joining PDC, Mr. Shellum served as Vice President, Finance and Special Projects of Crosstex Energy, L.P., Dallas, Texas.  Mr. Shellum served in this capacity from September 2004 through September 2008.  Prior thereto from March 2001 until September 2004, Mr. Shellum served as a consultant to Value Capital, a private consulting firm in Dallas, where he worked on various projects, including corporate finance and Sarbanes-Oxley Act compliance. Crosstex Energy, L.P. is a publicly traded Delaware limited partnership, whose securities are listed on the NASDAQ Global Select Market and is an independent midstream energy company engaged in the gathering, transmission, treating, processing and marketing of natural gas and natural gas liquids.

Index

R. Scott Meyers was appointed Chief Accounting Officer on April 2, 2009.  Prior to joining PDC, Mr. Meyers served as a Senior Manager with Schneider Downs Co., Inc., an accounting firm based in Pittsburgh, Pennsylvania.  Mr. Meyers served in such capacity from April 2008 to March 2009.  Prior thereto, from November 2002 to March 2008, Mr. Meyers was employed by PricewaterhouseCoopers LLP, the last two and one-half years serving as Senior Manager.

Daniel W. Amidon was appointed General Counsel and Secretary in July 2007.  Prior to his current position, Mr. Amidon was employed by Wheeling-Pittsburgh Steel Corporation beginning in July 2004; he served in several positions including General Counsel and Secretary.  Prior to his employment with Wheeling-Pittsburgh Steel, Mr. Amidon worked for J&L Specialty Steel Inc. from 1992 through July 2004 in positions of increasing responsibility, including General Counsel and Secretary.  Mr. Amidon practiced with the Pittsburgh law firm of Buchanan Ingersoll PC from 1986 through 1992.

Barton R. Brookman, Jr. was appointed Senior Vice President Exploration and Production in March 2008.  Previously Mr. Brookman served as Vice President Exploration and Production since joining PDC in July 2005.  Prior to joining PDC, Mr. Brookman worked for Patina Oil and Gas and its predecessor Snyder Oil for 17 years in a series of positions of increasing responsibility, ending his service as Vice President of Operations of Patina.

Vincent F. D’Annunzio has served as president of Beverage Distributors, Inc. located in Clarksburg, West Virginia since 1985.  Mr. D’Annunzio serves as Chairman of the Nominating and Governance Committee and serves on the Executive Committee and the Compensation Committee.

Jeffrey C. Swoveland has served as Chief Operating Officer of ReGear, Inc. (previously named Coventina Healthcare Enterprises), a medical device company that develops and markets products which reduce pain and increase the rate of healing through therapeutic, deep tissue heating, since May 2007.  Previously, Mr. Swoveland served as Chief Financial Officer of Body Media, Inc., a life-science company specializing in the design and development of wearable body monitoring products and services, from September 2000 to May 2007.  Prior thereto, Mr. Swoveland held various positions, including Vice-President of Finance, Treasurer and interim Chief Financial Officer with Equitable Resources, Inc., a diversified natural gas company, from 1994 to September 2000. Mr. Swoveland serves as a member of the Board of Directors of Linn Energy, LLC, a public, independent natural gas and oil company.  Mr. Swoveland serves as Presiding Independent Director, and serves on the Audit Committee, the Planning and Finance Committee and Executive Committee.

Kimberly Luff Wakim, an Attorney and a Certified Public Accountant, is a Partner with the Pittsburgh, Pennsylvania law firm, Thorp, Reed & Armstrong LLP, where she serves as a member of the Executive Committee. Ms. Wakim has practiced law with Thorp, Reed & Armstrong LLP since 1990.  Ms. Wakim serves as Chairman of the Compensation Committee and serves on the Audit Committee and the Nominating and Governance Committee.

David C. Parke is a Managing Director in the investment banking group of Boenning & Scattergood, Inc., West Conshohocken, Pennsylvania, a full-service investment banking firm.  Prior to joining Boenning & Scattergood in November 2006, he was a Director with Mufson Howe Hunter & Company LLC, Philadelphia, Pennsylvania, an investment banking firm, from October 2003 to November 2006.  From 1992 through 2003, Mr. Parke was Director of Corporate Finance of Investec, Inc. and its predecessor Pennsylvania Merchant Group Ltd., investment banking companies.  Prior to joining Pennsylvania Merchant Group, Mr. Parke served in the corporate finance departments of Wheat First Butcher & Singer, now part of Wachovia Securities, and Legg Mason, Inc., now part of Stifel Nicolaus.  Mr. Parke serves on the Planning and Finance Committee, the Compensation Committee and on the Nominating and Governance Committee.

Anthony J. Crisafio, a Certified Public Accountant, serves as an independent business consultant providing financial and operational advice to businesses and has done so since 1995.  Additionally, Mr. Crisafio has served as the Chief Operating Officer of Cinema World, Inc. from 1989 until 1993 and was a partner with Ernst & Young from 1986 until 1989.  Mr. Crisafio serves as the Chairman of the Audit Committee and serves on the Compensation Committee.

Index

Joseph E. Casabona served as Executive Vice President and member of the Board of Directors of Denver- based Energy Corporation of America, a natural gas exploration and development company, from 1985 to his retirement in May 2007.  Mr. Casabona’s responsibilities included strategic planning as well as executive oversight of the drilling operations in the continental United States and internationally.  In 2008 Mr. Casabona assumed the title of Chief Executive Officer of Paramax Resources Ltd, a junior public Canadian oil & gas company (PMXRF) engaged in the business of acquiring and exploration of oil and gas prospects, primarily in Canada and Idaho.  Mr. Casabona serves as Chairman of the Planning and Finance Committee and serves on the Audit Committee.

Larry F. Mazza is President and Chief Executive Officer of MVB Financial Corporation in Fairmont, West Virginia.  He has been Chief Executive Officer since March 2005, and added the duties of President in January of 2009.  Prior to such position, Mr. Mazza served as Senior Vice President Retail Banking Manager & President & CEO for BB&T and its predecessors in West Virginia, where he was employed from June 1986 to March 2005.  Mr. Mazza serves on the Nominating and Governance Committee and the Compensation Committee.

The Audit Committee of the Board of Directors is comprised of Directors Swoveland, Crisafio, Wakim and Casabona.  The Board has determined that the Audit Committee is comprised entirely of independent directors as defined by the NASDAQ rule 4200(a) (15).  Anthony J. Crisafio chairs the Audit Committee.  All audit committee members qualify as audit committee financial experts and are independent of management.

Item 11.	Executive Compensation

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  The management fee paid to PDC in 2004 was $524,986.  No management fee was paid to PDC in 2007, 2006 and 2005.  See Item 13, Certain Relationships and Related Transactions, and Director Independence for a discussion of compensation paid by the Partnership to the Managing General Partner.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of June 30, 2009 the Partnership had 1,749.95 units of limited partnership interest and no units of general partnership interest outstanding.  No director or officer of PDC owns any units.  Subject to certain conditions, individual investor partners may present their units to PDC for purchase.  Pursuant to the Partnership Agreement, PDC is not obligated to purchase more than 10% of the total outstanding units in any calendar year if such units are presented to PDC for repurchase.  As of June 30, 2009, PDC has purchased 87.10 Partnership units from Investor Partners.  PDC owns a 20% Managing General Partner partnership interest in the Partnership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Compensation to the Managing General Partner and Affiliates

The Managing General Partner transacts all of the Partnership’s business on behalf of the Partnership.  See Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements, for information regarding compensation to and transactions with the Managing General Partner and affiliates.

Related Party Transaction Policies and Approval

The Limited Partnership Agreement and the Drilling and Operating Agreement with Petroleum Development Corporation govern related party transactions, including those described above.  The Partnership does not have any written policies or procedures for the review, approval or ratification of transactions with related persons outside the agreements.

Index

Other Agreements and Arrangements

Executive officers of the Managing General Partner are eligible to invest in a Board-approved executive drilling program, as approved by the Board of Directors.

These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells; management fees and commissions at rates which are generally similar to those for this Partnership outlined in Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements.

Through the executive drilling program, certain executive officers have invested in the wells developed by PDC in which the Partnership invests.  The executive program allows PDC to sell working interests to PDC executive officers in the wells that PDC will develop for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of his investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.    The aggregate ownership percentage of these executive officers ranges from .1216% to .152% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Director Independence

The Partnership has no directors.  The Partnership is managed by the Managing General Partner.  See “Item 10, Directors, Executive Officers and Corporate Governance”.

Item 14.	Principal Accountant Fees and Services

There were billings from the Partnership’s independent registered public accounting firm, KPMG of approximately $41,000 for audit fees for the period ended December 31, 2004 and the quarter ended March 31, 2005.  Audit fees include amounts billed for professional services rendered by KPMG for the audit of the Partnership’s financial statements in the Annual Report on Form 10-K for the period from September 9, 2004 (date of inception) to December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  For the years ended December 31, 2007, 2006 and 2005, there were audit billings of approximately $98,000 per year.  For the years ended December 31, 2007 and 2006, there were tax billings from the Partnership’s independent registered public accounting firm, PwC, of approximately $13,000 and $11,000.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent registered public accounting firm be subject to pre-approval by the Audit Committee or authorized members of the Committee.  The Partnership has no Audit Committee.  The Audit Committee of PDC, as Managing General Partner, has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent registered public accounting firm.  Services necessary to conduct the annual audit must be pre-approved by the Audit Committee annually at a meeting. Permissible non-audit services to be performed by the independent registered public accounting firm may also be approved on an annual basis by the Audit Committee if they are of a recurring nature.  Permissible non-audit services to be conducted by the independent registered public accounting firm, which are not eligible for annual pre-approval, must be pre-approved individually by the full Audit Committee or by an authorized Audit Committee member.  Actual fees incurred for all services performed by the independent registered public accounting firm will be reported to the Audit Committee after the services are fully performed.  The duties of the Committee are described in the Audit Committee Charter, which is available at the Managing General Partner PDC’s website under Corporate Governance.

Index

Item 15.	Exhibits, Financial Statement Schedules

(a)	The index to Financial Statements is located on page F-1.
(b)	Exhibits index.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement					X

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law					X

10.1	Drilling and operating agreement between PDC as Managing General Partner of the Partnership					X

10.2	Form of assignment of leases to the Partnership					X

10.3	Audited Consolidated Financial Statements for the year ended December 31, 2008 of Petroleum Development Corporation and its subsidiaries, as Managing General Partner of the Partnership	10-K	000-07246		02/27/2009

10.4	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.3	03/31/2009

10.5	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Cattle Creek Company, dated October 14, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.4	03/31/2009

Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.6	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc., Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.5	03/31/2009

10.7	Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.6	03/31/2009

10.8	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.7	03/31/2009

23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants					X

23.2	Consent of Wright & Company, Inc., Petroleum Consultants					X

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

32.1
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.
X

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2004-D Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By /s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer
July 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	July 31, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	July 31, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	July 31, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Kimberly Luff Wakim	Director	July 31, 2009
Kimberly Luff Wakim	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	July 31, 2009
Anthony J. Crisafio	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	July 31, 2009
Jeffrey C. Swoveland	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	July 31, 2009
Joseph E. Casabona	Petroleum Development Corporation
Managing General Partner of the Registrant

Index

PDC 2004-D LIMITED PARTNERSHIP

Index

PDC 2004-D LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of the PDC 2004-D Limited Partnership,

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of PDC 2004-D Limited Partnership (the "Partnership") at December 31, 2007, 2006, and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Partnership has significant related party transactions with Petroleum Development Corporation and its subsidiaries.

/s/PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 31, 2009

Index

PDC 2004-D LIMITED PARTNERSHIP

Balance Sheets
As of December 31, 2007, 2006 and 2005

Assets	2007	2006	2005

Current assets:
Cash and cash equivalents	$103,537	$77,629	$30,662
Accounts receivable	601,202	1,391,241	3,477,136
Due from Managing General Partner - derivatives	56,288	584,599	174,225
Due from Managing General Partner - other, net	1,509,104	1,312,399	1,781,746
Total current assets	2,270,131	3,365,868	5,463,769

Oil and gas properties, successful efforts method, at cost	38,978,179	38,978,179	38,888,816
Less: Accumulated depreciation, depletion and amortization	(12,165,443)	(9,191,322)	(5,088,787)
Oil and gas properties, net	26,812,736	29,786,857	33,800,029

Due from Managing General Partner - derivatives	-	65,552	22,254
Due from Managing General Partner - other, net	182,083	-	-
Total noncurrent assets	26,994,819	29,852,409	33,822,283

Total Assets	$29,264,950	$33,218,277	$39,286,052

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$59,458	$50,865	$427,283
Due to Managing General Partner - derivatives	170,398	217	499,376
Total current liabilities	229,856	51,082	926,659

Due to Managing General Partner - derivatives	-	-	84,153
Asset retirement obligations	296,190	280,086	201,926
Total liabilities	526,046	331,168	1,212,738

Commitments and contingencies

Partners' equity:
Managing General Partner	5,757,563	6,577,427	7,614,664
Limited Partners - 1749.95 units issued and outstanding	22,981,341	26,309,682	30,458,650
Total Partners' equity	28,738,904	32,887,109	38,073,314

Total Liabilities and Partners' Equity	$29,264,950	$33,218,277	$39,286,052

See accompanying notes to financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Oil and gas sales	$6,085,453	$11,281,432	$14,961,832
Oil and gas price risk management (loss) gain, net	(433,273)	1,343,306	(1,157,181)
Total revenues	$5,652,180	$12,624,738	$13,804,651

Operating costs and expenses:
Production and operating costs	1,340,411	1,509,005	1,657,865
Direct costs - general and administrative	151,213	87,287	26,241
Depreciation, depletion and amortization	2,974,121	4,102,535	5,088,787
Accretion of asset retirement obligations	16,104	11,612	10,822
Total operating costs and expenses	4,481,849	5,710,439	6,783,715

Income from operations	1,170,331	6,914,299	7,020,936

Interest income	91,060	90,291	23,316

Net income	$1,261,391	$7,004,590	$7,044,252

Net income allocated to Partners	$1,261,391	$7,004,590	$7,044,252
Less: Managing General Partner interest in net income	252,278	1,400,918	1,408,850
Net income allocated to Investor Partners	$1,009,113	$5,603,672	$5,635,402

Net income per Investor Partner unit	$577	$3,202	$3,220

Investor Partner units outstanding	1,749.95	1,749.95	1,749.95

See accompanying notes to financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Statements of Partners' Equity
For the Years Ended December 31, 2007, 2006 and 2005

	Investor Partners	Managing General Partner	Total

Balance, December 31, 2004	$30,974,766	$7,743,691	$38,718,457

Distributions to Partners	(6,151,518)	(1,537,877)	(7,689,395)

Net income	5,635,402	1,408,850	7,044,252

Balance, December 31, 2005	30,458,650	7,614,664	38,073,314

Distributions to Partners	(9,752,640)	(2,438,155)	(12,190,795)

Net income	5,603,672	1,400,918	7,004,590

Balance, December 31, 2006	26,309,682	6,577,427	32,887,109

Distributions to Partners	(4,337,454)	(1,072,142)	(5,409,596)

Net income	1,009,113	252,278	1,261,391

Balance, December 31, 2007	$22,981,341	$5,757,563	$28,738,904

See accompanying notes to financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,261,391	$7,004,590	$7,044,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,974,121	4,102,535	5,088,787
Accretion of asset retirement obligations	16,104	11,612	10,822
Unrealized loss (gain) on derivative transactions	764,044	(1,036,984)	387,050
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	790,039	2,085,895	(3,477,136)
Increase (decrease) in accounts payable and accrued expenses	8,593	(376,418)	407,923
(Increase) decrease in due from/to Managing General Partner	(378,788)	446,532	(1,786,296)
Net cash provided by operating activities	5,435,504	12,237,762	7,675,402

Cash flows from financing activities:
Distributions to Partners	(5,409,596)	(12,190,795)	(7,689,395)
Net cash used in financing activities	(5,409,596)	(12,190,795)	(7,689,395)

Net increase (decrease) in cash and cash equivalents	25,908	46,967	(13,993)
Cash and cash equivalents, beginning of year	77,629	30,662	44,655
Cash and cash equivalents, end of year	$103,537	$77,629	$30,662

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to oil and gas properties	$-	$66,548	$183,072
Due from/to Managing General Partner related to investment in oil and gas properties	-	22,815	4,762
Total non-cash activity	$-	$89,363	$187,834

See accompanying notes to financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Note 1 - Organization

The PDC 2004-D Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on July 28, 2004, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.  Business operations of the Partnership commenced on September 9, 2004, upon closing of an offering for the sale of Partnership units.

Purchasers of partnership units subscribed to and fully paid for 37.37 units of limited partner interests and 1,712.58 units of additional general partner interests at $20,000 per unit.  As of June 30, 2009, there were 1,106 Investor Partners.  Petroleum Development Corporation has been designated the Managing General Partner of the Partnership and has a 20% ownership in the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the amount of their investment in the Partnership, and 20% to the Managing General Partner.  Through June 30, 2009, the Managing General Partner has repurchased 87.10 units of Partnership interests from Investor Partners at an average price of $9,138 per unit.

Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.

In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

Executive Drilling Program

Executive officers of the Managing General Partner are eligible to invest in a Board-approved executive drilling program, as approved by the Board of Directors.  These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells; management fees and commissions.  See Note 3, Transactions with Managing General Partner and Affiliates.

Through the executive drilling program, certain executive officers have invested in the wells developed by PDC in which the Partnership invests.  The executive program allows PDC to sell working interests to PDC executive officers in the wells that PDC will develop for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of his investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.  The aggregate ownership percentage of these executive officers ranges from .1216% to .152% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of the Partnership.  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Partnership maintains substantially all of its cash and cash equivalents in a bank account at one financial institution.  Prior to October 3, 2008, the balance in the Partnership’s account was insured by Federal Deposit Insurance Corporation, or FDIC, up to $100,000.  As a result of the Emergency Economic Stability Act, the FDIC limit was raised to $250,000 effective October 3, 2008 through December 31, 2013 unless extended or made permanent.  At times, the Partnership’s account balance may exceed FDIC limits.  The Partnership has not experienced losses in any such accounts and limits its exposure to credit loss by placing its cash and cash equivalents with high-quality financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts

The Partnership’s accounts receivable are from purchasers of oil and natural gas production.  The Partnership sells substantially all of its oil and natural gas to customers who purchase oil and natural gas from other partnerships managed by the Partnership’s Managing General Partner.  Inherent to the Partnership’s industry is the concentration of oil and natural gas sales made to few customers.  This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that its customers may be similarly affected by changes in economic, industry or other conditions.  As of December 31, 2007, 2006 and 2005, the Partnership did not record an allowance for doubtful accounts.  Historically, neither PDC nor any of the other partnerships managed by the Partnership’s Managing General Partner have experienced significant losses on accounts receivable.  The Managing General Partner periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers.  The Partnership did not incur any losses on accounts receivable for the years ended December 31, 2007, 2006 and 2005.

Due from (to) Managing General Partner – Other, Net

The Managing General Partner transacts business on behalf of the Partnership.  Other than oil and natural gas revenues which have not been received by the Managing General Partner at the balance sheet date and the Partnership’s portion of unexpired derivatives instruments, which are included in separate balance sheet captions, all other unsettled transactions with PDC and its affiliates are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net” and are more fully described in Note 3 Transactions with Managing General Partner and Affiliates.  In addition, certain amounts recorded by the Partnership as assets in the account “Due from (to) Managing General Partner – other, net” include amounts that are being held as restricted cash by the Managing General Partner, on behalf of the Partnership, for which PDC serves as Managing General Partner.

Additionally, certain amounts recorded by the Partnership as liabilities in the account “Due from (to) Managing General Partner-other, net” were funded by the Managing General Partner and are currently held in escrow for distribution to litigants, which represents unpaid royalties on Partnership production in 2007 which will be deducted from future Partner distributions.  As of December 31, 2007, these amounts totaling approximately $109,000 which were recorded in the second quarter of 2007, represent the Partnership’s share of the court approved royalty litigation settlement, more fully described in Note 8, Commitments and Contingencies.

In 2006 and 2005, the Partnership incurred additional drilling costs of $22,815 and $4,762 in excess of drilling advances paid to the Managing General Partner.  This amount has been recorded as a liability in the account “Due from (to) Managing General Partner – other, net” and will be funded by a reduction in future distributions.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

On behalf of and to the benefit of the Partnership and other partnerships for which PDC serves as Managing General Partner, the Managing General Partner maintains a margin deposit with counterparties on outstanding derivative contracts and also maintains bonds in the form of certificates of deposit for the plugging and abandoning of wells as required by various governmental agencies.  Since these deposits represent general obligations of the Managing General Partner and are not specific and identifiable as obligations of the Partnership, no amounts are recorded by the Partnership related to these contingent deposits.

Oil and Natural Gas Properties

The Partnership accounts for its oil and natural gas properties (the “Properties”) under the successful efforts method of accounting. Costs of proved developed producing properties, successful exploratory wells and development dry hole costs are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and natural gas reserves.  Property acquisition costs are depreciated or depleted on the unit-of-production method based on estimated proved oil and natural gas reserves.  The Partnership obtains new reserve reports from independent petroleum engineers annually as of December 31.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserve reporting.  In accordance with the Agreement, all capital contributed to the Partnership after deducting syndication costs and a one-time management fee is to be used solely for the drilling of oil and natural gas wells.  Amounts that have not yet been used by the Managing General Partner for drilling activities are reported under the caption “Drilling advances to Managing General Partner.”  Accordingly, all such funds were advanced to the Managing General Partnership as of December 31, 2004.  The Partnership does not maintain an inventory of undrilled leases.

Partnership estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Independent petroleum engineers prepare the annual reserve and economic evaluation of all properties on a well-by-well basis.  Additionally, the Partnership adjusts oil and gas reserves for major well rework or abandonment during the year as needed. The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect our depreciation, depletion and amortization (“DD&A”) expense, a change in the Partnership’s estimated reserves could have an effect on the Partnership’s net income.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the availability of the required annual reserve report during the fourth quarter of 2007, the Partnership reviewed its proved oil and natural gas properties for impairment.  The Partnership did not incur any impairment loss as a result of this review.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available gas supplies.

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Partnership sells natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered from storage tanks at well locations to a purchaser, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.

The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry. The Partnership sold natural gas and oil to three primary customers, DCP Midstream LP (“DCP”), Teppco Crude Oil, LP (“Teppco”) and Williams Production RMT (“Williams”), which accounted for 18%, 34% and 48%, respectively, of the Partnership’s total natural gas and oil sales for the period ended December 31, 2005.  These same three customers accounted for 14%, 28% and 58%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2006 and 14%, 28% and 58%, respectively, for the year ended December 31, 2007.

The Partnership presents any taxes collected from customers and remitted to a government agency on a net basis in its statements of operations in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governments Should be Presented in the Income Statement.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 7, Asset Retirement Obligations for a reconciliation of asset retirement obligation activity.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with SFAS Statement No. 133 Accounting for Derivative Instruments and Certain Hedging Activities as amended.  During the years 2007, 2006 and 2005, respectively, none of the Managing General Partner’s derivative instruments qualified for hedge accounting treatment under SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either an asset or liability on the balance sheet at fair value and the change in the fair value is recorded in “Oil and gas price risk management gain (loss), net,” on the Partnership’s statements of operations.  Because derivative arrangements are entered into by the Managing General Partner on behalf of the Partnership, the fair value of open derivative positions is reported on the balance sheet as either “Due from Managing General Partner – derivatives” in the case of a net holding gain or “Due to Managing General Partner – derivatives” in the case of a net holding loss.  Realized gains or losses that have not yet been distributed to the Partnership or paid by the Partnership are included in the balance sheet caption “Due from/to Managing General Partner–other.”  Undistributed realized gains amounted to $65,769 and $36,444 as of December 31, 2007 and 2006, respectively and undistributed realized losses amounted to $350,289 as of December 31, 2005.

Measurement and validation of a contract’s fair value using common industry practices is performed by the Managing General Partner based on actively quoted market prices, if available. Otherwise, the Managing General Partner seeks indicative price information from external sources including broker quotes and industry publications. Changes in the Partnership’s pricing methodologies or the underlying assumptions could result in different fair values.

By using derivative financial instruments to manage exposures to changes in commodity prices, the Partnership exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership thus creating repayment risk.

To reduce credit exposure, the Managing General Partner seeks to enter into netting agreements with counterparties that permit the offset of receivables and payables with such counterparties. The Managing General Partner attempts to further reduce credit risk by diversifying its counterparty exposure and entering into transactions with high-quality counterparties. Where exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. The Managing General Partner has not experienced any counterparty defaults during the years ended December 31, 2007, 2006 and 2005.

Income Taxes

Since the taxable income or loss of the Partnership is reported in the separate tax returns of the individual investor partners, no provision has been made for income taxes by the Partnership.

Production Tax Liability

The Partnership is responsible for production taxes which are primarily made up of severance and property taxes to be paid to the states and counties in which the Partnership produces oil and natural gas. The Partnership’s share of these taxes is expensed to the account “Production and operating costs.”  The Partnership’s production taxes payable are included in the caption “Accounts payable and accrued expenses” on the Partnership’s balance sheets.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these Partnership financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and natural gas reserves, future cash flows from oil and natural gas properties which are used in assessing impairment of long-lived assets, estimated production and severance taxes, asset retirement obligations, and valuation of derivative instruments.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which replaces several existing pronouncements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157, which the Partnership will adopt on January 1, 2008, applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Partnership does not expect that the adoption of SFAS 157 will have a material effect on the Partnership financial statements with respect to derivative financial instruments and is currently evaluating the potential effect of applying SFAS No. 157 and FSP No. 157-2 to the Partnership’s asset retirement obligation valuation.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance and is not expected to have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Partnership has not and does not intend to measure additional financial assets and liabilities at fair value.

In April 2007, the FASB issued FSP FASB Interpretation, or FIN, No. 39-1, Amendment of FASB Interpretation No. 39, ("FIN No. 39-1"), to amend certain portions of Interpretation 39.  FIN No. 39-1 replaces the terms "conditional contracts" and "exchange contracts" in Interpretation 39 with the term "derivative instruments" as defined in Statement 133.  FIN No. 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN No. 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The Partnership does not expect that the adoption of FSP FIN 39-1 will have any impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  SFAS No. 141R also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred.  The provisions of SFAS No. 141R with become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date.  SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS No. 141R further amends SFAS No. 109 and FIN 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership will adopt the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendments of ARB No. 51.  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, SFAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  We are evaluating the impact that SFAS No. 160 will have, if any, on our financial statements and related disclosures when adopted in 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are evaluating the impact that SFAS No. 161 will have, if any, on our financial statements and related disclosures when adopted in 2009.

On April 9, 2009, the FASB issued the following amendments to the fair value measurement and disclosure standards:

•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”)

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”)

FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise and instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence; requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable; and applies to all fair value measurements when appropriate.

FSP 107-1/APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Pursuant to this FSP, a reporting entity shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Both FSP 157-4 and FSP 107-1/APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, early adoption is allowed only if certain FSPs are early adopted together: an entity early adopting FSP 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”) and an entity early adopting FSP 107-1/APB 28-1 must also elect to early adopt FSP 157-4 and FSP 115-2/124-4.  The Partnership does not expect these FSPs to have a significant impact on the Partnership’s financial statements when adopted on April 1, 2009.

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing for valuing oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  Early adoption is not permitted.  The Partnership is evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Recently Adopted Accounting Standards

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so, and it applies to all voluntary changes in accounting principle in addition to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The January 1, 2006 adoption of SFAS No. 154 did not have a material impact on the Partnership's consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board, or APB, No. 22, Disclosures of Accounting Policies.  For taxes that are reported on a gross basis (included in revenues and costs), EITF 06-3 requires disclosure of the amounts of those taxes in interim and annual financial statements, if those amounts are significant.  EITF 06-3 became effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-03, effective January 1, 2007, had no impact on the accompanying financial statements.  The Partnership's existing accounting policy, which was not changed upon the adoption of EITF 06-3, is to present taxes within the scope of EITF 06-3 on a net basis.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Note 3 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers of $645,572, $671,768 and $1,986,460 as of December 31, 2007, 2006 and 2005, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from the Managing General Partner – derivatives” in the case of net unrealized gains or “Due to Managing General Partner – derivatives” in the case of net unrealized losses.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner - other, net.”

The following table presents transactions with the Managing General Partner or its affiliates for years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Well charges (1)	$251,279	$249,382	$171,287
Supplies and maintenance (2)	348,051	453,714	271,802
Gathering, compression and processing fees (3)	254,111	254,978	170,725
Direct costs - general and administrative (4)	151,213	87,287	26,241
Cash distributions (5)	1,084,136	2,452,086	1,546,665

In accordance with the Drilling and Operating Agreement (“D & O Agreement”), the Partnership paid its proportionate share of the cost of drilling and completing each well as follows:

a)	The cost of the prospect; and

b)
The intangible well costs for each well completed and placed in production, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by the “intangible drilling and completion cost” in the D & O Agreement, plus the actual extra completion cost of zones completed in excess of the cost of the first zone and actual additional costs incurred in the event that an intermediate or third string of surface casing is run, rig mobilization and trucking costs, the additional cost for directional drilling and drill stem testing, sidetracking, fishing of drilling tools; and

c)	The tangible costs of drilling and completing the partnership wells and of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.

The depth used for determining well charges will be the deepest penetration by the drilling bit.

In 2006 and 2005, the Partnership incurred $22,815 and $4,762 of additional drilling costs in excess of drilling advances paid to the Managing General Partner which have been recorded as a liability in the account “Due from (to) Managing General Partner – other, net” and will be funded by a reduction in future distributions.

(1) Under the D & O Agreement, the Managing General Partner, as operator of the wells, receives the following from the Partnership when the wells begin producing:

•	reimbursement at actual cost for all direct expenses incurred on behalf of the Partnership;
•	monthly well operating charges for operating and maintaining the wells during producing operations at a competitive rate; and
•	monthly administration charge for Partnership activities.

During the production phase of operations, the Managing General Partner as the operator receives a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $75 for Partnership-related general and administrative expenses that include accounting, engineering and management.  The Managing General Partner as operator bills non-routine operations and administration costs to the Partnership at its cost.  The Managing General Partner may not benefit by inter-positioning itself between the Partnership and the actual provider of operator services.  In no event is any consideration received for operator services duplicative of any consideration or reimbursement received under the Agreement.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

The well operating charges cover all normal and regularly recurring operating expenses for the production, delivery, and sale of natural gas and oil, such as:

•	well tending, routine maintenance, and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing production related reports to the Partnership and government agencies.

The well supervision fees do not include costs and expenses related to:

•	the purchase or repairs of equipment, materials, or third-party services;
•	the cost of compression and third-party gathering services, or gathering costs;
•	brine disposal; and
•	rebuilding of access roads.

These costs are charged at the invoice cost of the materials purchased or the third-party services performed.

(2) The Managing General Partner and its affiliates may enter into other transactions with the Partnership for services, supplies and equipment during the production phase of the Partnership, and is entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies and equipment.  Management believes these transactions were on terms no less favorable than could have been obtained from non-affiliated third parties.

(3) Under the Agreement, the Managing General Partner is responsible for gathering, compression, processing and transporting the gas produced by the Partnership to interstate pipeline systems, local distribution companies, and/or end-users in the area from the point the natural gas from the well is commingled with natural gas from other wells.  In such a case, the Managing General Partner uses gathering systems already owned by PDC or PDC constructs the necessary facilities if no such line exists.  In such a case, the Partnership pays a gathering, compression and processing fee directly to the Managing General Partner at competitive rates.  If a third-party gathering system is used, the Partnership pays the gathering fee charged by the third-party gathering the gas.

(4) The Managing General Partner is reimbursed by the Partnership for all direct costs expended by them on the Partnership’s behalf for administrative and professional fees, such as legal expenses, audit fees and engineering fees for reserve reports.

(5) The Agreement provides for the allocation of cash distributions 80% to the Investors Partners and 20% to the Managing General Partner.  The cash distributions during 2007, 2006 and 2005 were $11,994, $13,931 and $8,788, respectively, for Investor Partner units repurchased by PDC.  For additional disclosure regarding the allocation of cash distributions, refer to Note 5, Partners’ Equity and Cash Distributions.

Additionally, refer to Note 4, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest to the Partnership for the well bore prior to the spudding the well and effective the date of the spudding of the well, in accordance with the D & O Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Agreement relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the leases is acceptable for purposes of the Partnership.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Note 4 - Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.  Partnership derivative instruments do not qualify for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on the Partnership’s balance sheets at fair value.  Changes in the derivatives' fair values are recorded on a net basis in the Partnership’s statements of operations in “Oil and natural gas price risk management gain (loss), net.”

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas as they relate to oil and natural gas sales.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using commodity derivatives.  Partnership policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Concentration of Credit Risk. A significant portion of the Partnership’s liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing oil and natural gas.  These arrangements expose the Partnership to credit risk.  These contracts consist of swaps, basis protection swaps and collars.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.  The Managing General Partner seeks to diversify counterparty exposure by entering into transactions with high-quality counterparties including two investment grade financial institutions.  The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2007, 2006 and 2005 and no valuation allowance has been recorded by the Partnership.  However, the recent disruption in the credit market has had a significant impact on a number of financial institutions.  The Managing General Partner believes that its procedures are sufficient and customary but no amount of analysis can guarantee performance in these uncertain times.

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2007, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the swaps, collars and basis protection swaps which remain in effect at April 30, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil floors.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

•
For “swap” instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
“Basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
“Collars” contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
“Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

The Managing General Partner enters into derivative instruments for Partnership production to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended, although at December 31, 2007, they are below market due to the high energy prices.  Since December 31, 2007, through the filing of this report, the Partnership continues to experience extreme volatility in oil and gas prices resulting in extreme fluctuation in realized and unrealized derivative positions.

The table below summarizes the fair value of the Partnership’s open derivative positions as of December 31, as follows:

	2007			2006			2005
	Short-term	Long-term	Total	Short-term	Long-term	Total	Short-term	Long-term	Total
Natural gas floors	$1,173	$-	$1,173	$-	$-	$-	$-	$-	$-
Natural gas collars	52,192	-	52,192	577,009	65,552	642,561	(325,151)	(61,899)	(387,050)
Oil floors	-	-	-	7,373	-	7,373	-	-	-
Oil swaps	(167,475)	-	(167,475)	-	-	-	-	-	-
	$(114,110)	$-	$(114,110)	$584,382	$65,552	$649,934	$(325,151)	$(61,899)	$(387,050)

At December 31, 2007, 2006 and 2005, the maximum term for the derivative positions listed above is 12 months, 15 months and 15 months, respectively.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the statements of operations:

	For the year ended December 31,
	2007	2006	2005
Oil and gas price risk management gain (loss), net
Realized gains (losses)
Oil	$(8,583)	$(2,599)	$(302,301)
Gas	339,353	308,922	(467,830)
Total realized gain (loss)	330,770	306,323	(770,131)
Unrealized (loss) gain	(764,044)	1,036,984	(387,050)
Oil and gas price risk management (loss) gain, net	$(433,273)	$1,343,306	$(1,157,181)

Pursuant to SFAS No. 133, the Partnership’s derivatives do not qualify for designation as cash flow hedges.  Changes in the fair value of these non-qualifying derivatives that occur prior to their maturity (i.e. temporary fluctuations in value) are reported currently in the Partnership’s statements of operations as unrealized gain (loss).  “Oil and natural gas price risk management gain (loss), net,” includes realized and unrealized gains and losses on commodity based derivatives related to our oil and natural gas sales.

In addition to the “swaps” and “collar” derivative instruments, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2005.

			Floors		Ceilings
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin

	Jan-05	Jan 06 - Mar 06	40,164	$4.50	20,082	$7.15
	Jul-05	Jan 06 - Mar 06	23,429	6.50	11,714	8.27
	Sep-05	Jan 06 - Mar 06	66,940	9.00	-	-
	Mar-05	Apr 06 - Oct06	33,470	4.50	16,735	7.25
	Jul-05	Apr 06 - Oct 06	23,429	5.50	11,714	7.63
	Jul-05	Nov 06 - Mar 07	23,429	6.00	11,714	8.40

The following table sets forth the Partnership's portion of derivative positions in effect as of December 31, 2006.

			Floors		Ceilings
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Jul-05	Jan 07 - Mar 07	12,274	$6.00	6,137	$8.40
	Feb-06	Jan 07 - Mar 07	26,301	6.50	-	-
	Feb-06	Apr 07 - Oct 07	19,287	5.50	-	-
	Sep-06	Jan 07 - Mar 07	46,465	4.00	-	-
	Sep-06	Apr 07 - Oct 07	65,752	4.50	-	-
	Dec-06	Nov 07 - Mar 08	33,314	5.25	-	-

Oil - NYMEX
Wattenberg Field
	Sep-06	Jan 07 - Oct 07	1,279	50.00	-	-

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

The following table sets forth the Partnership’s portion of derivative positions in effect as of December 31, 2007.

			Floors		Ceilings		Swaps (Fixed Prices)
Commodity/ Index/ Area	Month Set	Month	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas -MMbtu Oil -Bbls)	Price	Monthly Quantity (Gas-MMbtu Oil -Bbls)	Price
Natural Gas - (CIG)
Piceance Basin
	Dec-06	Jan 08 - Mar 08	11,624	$5.25	-	$-	-	$-
	Jan-07	Jan 08 - Mar 08	11,624	5.25	11,624	9.80	-	-
	May-07	Apr 08 - Oct 08	22,943	5.50	22,943	10.35	-	-

Wattenberg Field
	Jan-07	Jan 08 - Mar 08	3,492	5.25	3,492	9.80	-	-
	May-07	Apr 08 - Oct 08	8,381	5.50	8,381	10.35	-	-

Oil - NYMEX
Wattenberg Field
	Oct-07	Jan 08 - Dec 08	-	-	-	-	1,603	84.20

The following table sets forth the Partnership's portion of derivative positions in effect as of June 30, 2009:

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts
Commodity/ Index/ Operating Area	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	126,824	$5.75	126,824	$8.90	-	$-	-	$-
4Q 2009	88,615	6.67	88,615	10.21	32,529	9.20	-	-
2010	101,282	6.64	101,282	10.79	48,794	9.20	295,290	1.88
2011	47,656	4.75	47,656	9.45	-	-	346,371	1.88
2012	-	-	-	-	-	-	362,254	1.88
2013	-	-	-	-	-	-	334,145	1.88

NYMEX
2010	11,059	5.75	11,059	8.30	250,102	5.64	-	-
2011	15,000	5.75	15,000	8.30	95,318	6.96	-	-
2012	-	-	-	-	97,007	6.96	-	-

Oil
Rocky Mountain Region
NYMEX
3Q 2009	-	-	-	-	3,166	90.52	-	-
4Q 2009	-	-	-	-	3,166	90.52	-	-
2010	-	-	-	-	10,875	92.96	-	-

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

Note 5 - Partners’ Equity and Cash Distributions

Partners’ Equity

A unit represents the individual interest of an individual investor partner in the Partnership.  No public market exists or will develop for the units.  While units of the Partnership are transferable, assignability of the units is limited, requiring the consent of the Managing General Partner.  Further, individual investor partners may request that the Managing General Partner repurchase units pursuant to the repurchase program.

Allocation of Partners’ Interest

The table below summarizes the participation of the Investor Partners and the Managing General Partner in the revenues and costs of the Partnership.

	Investor Partners	Managing General Partner
Partnership Revenue:
Oil and gas sales	80%	20%
Preferred cash distributions (a)	100%	0%
Oil and gas price risk management gain (loss)	80%	20%
Sale of productive properties	80%	20%
Sale of equipment	0%	100%
Sale of undeveloped leases	80%	20%
Interest income	80%	20%

Partnership Costs:
Organization costs (b)	0%	100%
Broker-dealer commissions and expenses/syndication costs (b)	100%	0%
Cost of oil and gas properties: (c)
Undeveloped lease costs	0%	100%
Tangible well costs	0%	100%
Intangible drilling costs	100%	0%
Other costs and expenses:
Management fee (d)	100%	0%
Production and operating costs (e)	80%	20%
Depreciation, depletion and amortization expense	80%	20%
Accretion of asset retirement obligations	80%	20%
Direct costs - general and administrative (f)	80%	20%

(a)
To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.  See Performance Standard Obligation of Managing General Partner below.

(b)
The Managing General Partner paid all legal, accounting, printing, and filing fees associated with the organization of the Partnership and the offering of units and is allocated 100% of these costs.  The Investor Partners paid all dealer manager commissions, discounts, and due diligence reimbursements and are allocated 100% of these costs.

(c)	These allocations are for tax reporting purposes and do not impact cash distributions or Partners’ equity.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

(d)	Represents a one-time fee paid to the Managing General Partner on the day the Partnership was funded equal to 1-1/2% of total investor subscriptions.

(e)	Represents operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(f)
The Managing General Partner receives monthly reimbursement from the Partnership for direct costs – general and administrative costs  incurred by the Managing General Partner on behalf of the Partnership.

The following table presents the allocation of net income to the Investor Partners and the Managing General Partner for each of the periods presented.

	Year Ended December 31,
	2007	2006	2005

Managing General Partner interest in net income 20% of net income allocated to the Managing General Partner	$252,278	$1,400,918	$1,408,850

Investor Partner interest in net income 80% of net income allocated to the Investor Partners	1,009,113	5,603,672	5,635,402

Net income allocated to Partners	$1,261,391	$7,004,590	$7,044,252

Performance Standard Obligation of Managing General Partner

The Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the Agreement during the first 10 years of operations beginning six months after the close of the Partnership.  In general, if the average annual rate of return to the Investor Partners is less than 12.5% of their subscriptions, the allocation rate of cash distributions to Investor Partners will increase up to one-half of the Managing General Partner’s interest until the average annual rate increases to 12.5%, with a corresponding decrease to the Managing General Partner.  The 12.5% rate of return is calculated by including the estimated benefit of a 25% income tax savings on the investment in the first year in addition to the cash distributions made to the Investor Partners.  For the years ending December 31, 2007, 2006 and 2005, no obligation of the Managing General Partner arose under this provision.

Unit Repurchase Provisions

Investor Partners may request that the Managing General Partner repurchase units at any time beginning with the third anniversary of the first cash distribution of the Partnership.  The repurchase price is set at a minimum of four times the most recent twelve months of cash distributions from production.  The Managing General Partner is obligated to purchase, in any calendar year, Investor Partner units aggregating to 10% of the initial subscriptions if requested by an individual investor partner, subject to its financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause the Partnership to be treated as a “publically traded partnership” or result in the termination of the Partnership for federal income tax purposes.  Repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis.

In the second quarter of 2008, the Managing General Partner repurchased a total of 0.25 units during June 2008, the first month unit repurchases were eligible under the program, at an average price of $8,000 per unit.  Additional 2008 program unit repurchases occurred in December, when 0.5 units were repurchased at an average price of $8,970 per unit.  Units repurchased during 2009 include 13.75 units repurchased in January at an average price of $9,389 per unit, 5.25 units repurchased in February at an average price of $9,318 per unit and 3.0 units repurchased in March at an average price of $9,472 per unit.  Units repurchased during second quarter of 2009 were 0.9 units repurchased in April at an average price of $9,406 per unit.  There were no unit repurchases in May or June 2009.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

In addition to the above repurchase program, individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  During the second quarter of 2005, the Managing General Partner repurchased a total of 2.5 units during June 2005 at an average price of $20,000 per unit.  Repurchases during 2007 occurred in the fourth quarter when the Managing General Partner repurchased a total of 10.0 units during October at an average price of $10,000 per unit and 0.6989 units during December at an average price of $9,157 per unit.  Negotiated-basis repurchases in 2008 were made during second quarter 2008 when in April 2008, the Managing General Partner repurchased a total of 50.25 units at an average price of $8,321 per unit.

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution not less frequently than quarterly.  The Managing General Partner will determine and distribute, if funds are available for distribution, cash on a monthly basis.  The Managing General Partner will make cash distributions of 80% to the Investor Partners and 20% to the Managing General Partner throughout the term of the Partnership.  The Partnership has paid cash distributions each month since June 2005.  Distributions for the years ended December 31, 2007, 2006, and 2005 were $5,409,596,  $12,190,795, and $7,689,395, respectively.

Note 6 - Oil and Gas Properties

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on September 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership by December 31, 2004.  Costs capitalized for these activities at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Leasehold costs	$565,491	$565,491	$565,254
Development costs	38,412,688	38,412,688	38,323,562
Oil and gas properties, successful efforts method, at cost	38,978,179	38,978,179	38,888,816
Less: Accumulated depreciation, depletion and amoritization	(12,165,443)	(9,191,322)	(5,088,787)
Oil and gas properties, net	$26,812,736	$29,786,857	$33,800,029

Included in “Development costs” are the estimated costs associated with the Partnership’s asset retirement obligations discussed in Note 7, Asset Retirement Obligations.

Note 7 - Asset Retirement Obligations

Changes in the carrying amount of asset retirement obligations associated with the Partnership’s working interest in oil and natural gas properties are as follows:

	2007	2006	2005

Balance at beginning of year	$280,086	$201,926	$8,032
New liabilities incurred from drilling	-	-	183,072
New liabilities incurred due to estimate revisions	-	66,548	-
Accretion expense	16,104	11,612	10,822
Balance at end of year	$296,190	$280,086	$201,926

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Financial Statements

If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement costs.  New liabilities incurred during 2006 resulted from a change in estimates for plugging costs.

Note 8 - Commitments and Contingencies

Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner on behalf of itself and the Partnership.

Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 32 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2007 that was expensed by the Partnership in June 2007 is approximately $109,000.  Such moneys on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of four equal owners of Garden Gulch LLC, all of which are oil and gas companies operating in the Piceance Basin in Colorado.  The Partnership has 12 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009 and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses to date.

Index

PDC 2004-D LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Costs Incurred in Oil and Natural Gas Property Development Activities

Oil and gas development costs, excluding asset retirement obligations, include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip developmental wells, recompletions and to provide facilities to extract, treat, gather and store oil and gas.  Costs incurred in oil and gas property development are presented below:

	For the Years Ended December 31,
	2006	2005

Leasehold costs	$237	$(53,546)
Development costs	89,126	241,380
Total costs incurred	$89,363	$187,834

There were no additional costs incurred in Oil and Gas Property Development Activities during 2007.

Net Proved Oil and Natural Gas Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers. Ryder Scott Company, L.P. prepared Partnership reserve reports estimating proved reserves at December 31, 2007 and 2006. Wright & Company prepared Partnership reserve reports estimating proved reserves at December 31, 2005.  These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

Proved reserves are the estimated quantities of oil and natural gas that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. The Partnership’s net proved reserve estimates have been adjusted as necessary to reflect all contractual agreements, royalty obligations and interests owned by others at the time of the estimate.

Proved developed reserves are the quantities of oil and natural gas expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for completion.  In some cases, proved undeveloped reserves may require substantial new investments in additional wells and related facilities.

The following Partnership reserve estimates present the estimate of the proved gas and oil reserves and net cash flows of the Partnership’s properties which are United States properties.  The Managing General Partner’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.

Index

PDC 2004-D LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Below are the net quantities of net proved reserves of the Partnership’s Properties as of December 31, 2007, 2006 and 2005.

	Oil (MBbls)
	2007	2006	2005
Proved reserves:
Beginning of year	385	551	179
Extensions, discoveries, and improved recovery,	-	-	335	*
less related costs
Revisions of previous estimates	19	(116)	132
Production	(30)	(50)	(95)
End of Year	374	385	551

	Gas (MMcf)
	2007	2006	2005
Proved reserves:
Beginning of year	11,320	15,320	3,615
Extensions, discoveries, and improved recovery,	-	-	11,381	*
less related costs
Revisions of previous estimates	(521)	(2,566)	1,654
Production	(886)	(1,434)	(1,330)
End of Year	9,913	11,320	15,320

	As of December 31,
Proved Developed Reserves	2007	2006	2005

Oil (MBbl)	170	211	331
Natural Gas (MMcf)	8,728	10,206	13,845

* Additional drilling costs

Definitions used throughout Supplemental Oil and Gas Information - Unaudited:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of gas equivalents

At December 31, 2007, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 521 MMcf of gas and an upward revision of 19 MBbl of oil.  The revision was primarily due to a decrease of 883 MMcf of gas and an increase 18 MBbl of oil due to asset performance and increases of 362 MMcf of gas and 1 MBbl of oil due to commodity price changes.

At December 31, 2006, the Partnership recorded a downward revision to its previous estimate of proved reserves of approximately 2,566 MMcf of gas and 116 MBbl of oil.  The revision was primarily due to decreases of 1,860 MMcf of gas and 113 MBbl of oil due to asset performance and decreases of 706 MMcf of gas and 3 MBbl of oil due to commodity price changes.

At December 31, 2005, the Partnership recorded an upward revision to its previous estimate of proved reserves of approximately 1,654 MMcf of gas and 132 MBbl of oil.  The revision was primarily due to increases of 970 MMcf of gas and 126 MBbl of oil due to asset performance and increases of 684 MMcf of gas and 6 MBbl of oil due to commodity price changes.

Index

PDC 2004-D LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

Summarized in the following table is information with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  Future cash inflows are computed by applying year-end prices of oil and gas relating to our proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, including production – related taxes, primarily severance and property, assuming continuation of existing economic conditions.  Future development costs include the development costs related to recompletions of wells drilled in the Codell formation, as described in Item 1, Business—Plan of Operations.  Since Partnership taxable income is reported in the separate tax returns of individual investor partners, no future estimated income taxes are computed and presented herein.

	As of December 31,
	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)

Future estimated revenues	$96,077	$73,069	$154,576
Future estimated production costs	(28,688)	(23,991)	(34,781)
Future estimated development costs	(5,577)	(5,997)	(4,153)
Future net cash flows	61,812	43,081	115,642
10% annual discount for estimated timing of cash flows	(29,674)	(19,414)	(58,735)
Standardized measure of discounted future estimated net cash flows	$32,138	$23,667	$56,907

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)

Sales of oil and gas production, net of production costs	$(4,745)	$(9,773)	$(13,304)
Net changes in prices and production costs	13,424	(24,745)	5,232
Extensions, discoveries, and improved recovery, less related costs	-	-	40,388
Revisions of previous quantity estimates	(527)	(6,153)	9,147
Accretion of discount	2,090	4,956	1,035
Timing and other	(1,771)	2,475	2,565
Net change	$8,471	$(33,240)	$45,063

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

Index

PDC 2004-D LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average December 31 price used for each commodity at December 31, 2007, 2006 and 2005 is presented below.

As of December 31,	Oil	Gas
2007	$79.98	$6.67
2006	58.23	4.48
2005	58.52	7.99

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2007	2007	2007	2007*

Current assets:
Cash and cash equivalents	$87,857	$96,005	$103,628	$103,537
Accounts receivable	774,920	564,215	463,548	601,202
Due from Managing General Partner-derivatives	489,255	399,477	438,177	56,288
Due from Managing General Partner-other, net	1,973,470	1,692,814	1,971,539	1,509,104
Total current assets	3,325,502	2,752,511	2,976,892	2,270,131

Oil and gas properties, successful efforts method, at cost	38,978,179	38,978,179	38,978,179	38,978,179
Less: Accumulated depreciation, depletion and amortization	(10,097,469)	(10,795,788)	(11,542,696)	(12,165,443)
Oil and gas properties, net	28,880,710	28,182,391	27,435,483	26,812,736

Due from Managing General Partner-derivatives	-	109,814	32,028	-
Due from Managing General Partner-other, net	74,882	128,099	182,083	182,083
Total noncurrent assets	28,955,592	28,420,304	27,649,594	26,994,819

Total Assets	$32,281,094	$31,172,815	$30,626,486	$29,264,950

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$178,078	$125,979	$123,455	$59,458
Due to Managing General Partner-derivatives	150,475	85,258	37,817	170,398
Total current liabilities	328,553	211,237	161,272	229,856

Due to Managing General Partner-derivatives	-	59,062	11,184	-
Asset retirement obligations	284,112	288,138	292,164	296,190
Total liabilities	612,665	558,437	464,620	526,046

Partners' equity:
Managing General Partner	6,333,692	6,132,657	6,042,155	5,757,563
Limited Partners - 1749.95 units issued and outstanding	25,334,737	24,481,721	24,119,711	22,981,341
Total Partners' equity	31,668,429	30,614,378	30,161,866	28,738,904

Total Liabilities and Partners' Equity	$32,281,094	$31,172,815	$30,626,486	$29,264,950

* Derived from audited financial statements

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2006	2006	2006	2006*

Current assets:
Cash and cash equivalents	$46,973	$52,844	$50,575	$77,629
Accounts receivable	1,648,792	1,227,622	793,356	1,391,241
Due from Managing General Partner-derivatives	245,533	306,430	372,479	584,599
Due from Managing General Partner-other, net	2,804,401	1,751,697	2,163,902	1,312,399
Total current assets	4,745,699	3,338,593	3,380,312	3,365,868

Oil and gas properties, successful efforts method, at cost	38,891,886	38,910,117	38,913,656	38,978,179
Less: Accumulated depreciation, depletion and amortization	(6,251,938)	(7,222,549)	(8,155,161)	(9,191,322)
Oil and gas properties, net	32,639,948	31,687,568	30,758,495	29,786,857

Due from Managing General Partner-derivatives	106,606	63,388	152,664	65,552
Total noncurrent assets	32,746,554	31,750,956	30,911,159	29,852,409

Total Assets	$37,492,253	$35,089,549	$34,291,471	$33,218,277

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$279,227	$118,512	$102,327	$50,865
Due to Managing General Partner-derivatives	107,365	59,772	-	217
Total current liabilities	386,592	178,284	102,327	51,082

Asset retirement obligations	204,829	207,732	210,635	280,086
Total liabilities	591,421	386,016	312,962	331,168

Partners' equity:
Managing General Partner	7,380,169	6,940,710	6,795,706	6,577,427
Limited Partners - 1749.95 units issued and outstanding	29,520,663	27,762,823	27,182,803	26,309,682
Total Partners' equity	36,900,832	34,703,533	33,978,509	32,887,109

Total Liabilities and Partners' Equity	$37,492,253	$35,089,549	$34,291,471	$33,218,277

* Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2005	2005	2005	2005*

Current assets:
Cash and cash equivalents	$47,249	$28,808	$32,688	$30,662
Accounts receivable	453,143	2,057,013	2,267,857	3,477,136
Due from Managing General Partner-derivatives	-	7,429	133,276	174,225
Due from Managing General Partner-other, net	-	1,673,356	1,068,468	1,781,746
Total current assets	500,392	3,766,606	3,502,289	5,463,769

Oil and gas properties, successful efforts method	32,392,929	35,659,758	35,907,996	38,888,816
Wells in progress	3,920,295	3,417,228	3,913,315	-
Drilling Advances	2,400,831	-	-	-
Oil and gas properties, at cost	38,714,055	39,076,986	39,821,311	38,888,816
Less: Accumulated depreciation, depletion and amortization	(182,767)	(2,179,826)	(3,749,621)	(5,088,787)
Oil and gas properties, net	38,531,288	36,897,160	36,071,690	33,800,029

Due from Managing General Partner-derivatives	-	4,152	36,391	22,254
Total noncurrent assets	38,531,288	36,901,312	36,108,081	33,822,283

Total Assets	$39,031,680	$40,667,918	$39,610,370	$39,286,052

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$47,248	$305,733	$336,814	$427,283
Due to Managing General Partner-derivatives	-	448,006	1,525,487	499,376
Due to Managing General Partner-other, net	100	-	-	-
Total current liabilities	47,348	753,739	1,862,301	926,659

Due to Managing General Partner-derivatives	-	27,166	221,123	84,153
Asset retirement obligations	21,105	191,696	199,176	201,926
Total liabilities	68,453	972,601	2,282,600	1,212,738

Partners' equity:
Managing General Partner	7,792,645	7,939,064	7,465,554	7,614,664
Limited Partners -1749.95 units issued and outstanding	31,170,582	31,756,253	29,862,216	30,458,650
Total Partners' equity	38,963,227	39,695,317	37,327,770	38,073,314

Total Liabilities and Partners' Equity	$39,031,680	$40,667,918	$39,610,370	$39,286,052

* Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007*

Revenues:
Oil and gas sales	$1,989,922	$1,414,186	$1,434,571	$1,246,774
Oil and gas price risk management gain (loss), net	(328,516)	105,788	268,299	(478,844)
Total revenues	1,661,406	1,519,974	1,702,870	767,930

Operating costs and expenses:
Production and operating costs	362,728	342,154	339,221	296,308
Direct costs - general and administrative	-	109,526	-	41,687
Depreciation, depletion and amortization	906,147	698,319	746,908	622,747
Accretion of asset retirement obligations	4,026	4,026	4,026	4,026
Total operating costs and expenses	1,272,901	1,154,025	1,090,155	964,768

Income (loss) from operations	388,505	365,949	612,715	(196,838)

Interest income	25,053	23,136	22,447	20,424

Net income (loss)	$413,558	$389,085	$635,162	$(176,414)

Net income (loss) allocated to Partners	$413,558	$389,085	$635,162	$(176,414)
Less: Managing General Partner interest in net income (loss)	82,712	77,817	127,032	(35,283)
Net income (loss) allocated to Investor Partners	$330,846	$311,268	$508,130	$(141,131)

Net income (loss) per Investor Partner unit	$189	$178	$290	$(81)

Investor Partner units outstanding	1,749.95	1,749.95	1,749.95	1,749.95

Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006*

Revenues:
Oil and gas sales	$3,905,602	$2,722,601	$2,569,989	$2,083,240
Oil and gas price risk management gain, net	873,939	79,048	229,084	161,235
Total revenues	4,779,541	2,801,649	2,799,073	2,244,475

Operating costs and expenses:
Production and operating costs	425,697	396,411	406,800	280,097
Direct costs - general and administrative	488	1,138	38,602	47,059
Depreciation, depletion and amortization	1,163,151	970,611	932,612	1,036,161
Accretion of asset retirement obligations	2,903	2,903	2,903	2,903
Total operating costs and expenses	1,592,239	1,371,063	1,380,917	1,366,220

Income from operations	3,187,302	1,430,586	1,418,156	878,255

Interest income	21,432	23,786	24,671	20,402

Net income	$3,208,734	$1,454,372	$1,442,827	$898,657

Net income allocated to Partners	$3,208,734	$1,454,372	$1,442,827	$898,657
Less: Managing General Partner interest in net income	641,747	290,874	288,566	179,731
Net income allocated to Investor Partners	$2,566,987	$1,163,498	$1,154,261	$718,926

Net income per Investor Partner unit	$1,467	$665	$660	$411

Investor Partner units outstanding	1,749.95	1,749.95	1,749.95	1,749.95

Derived from audited financial statements

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005*

Revenues:
Oil and gas sales	$525,756	$4,472,160	$4,500,320	$5,463,596
Oil and gas price risk management (loss) gain, net	-	(644,730)	(1,352,055)	839,604
Total revenues	525,756	3,827,430	3,148,265	6,303,200

Operating costs and expenses:
Production and operating costs	72,721	404,263	564,598	616,283
Direct costs - general and administrative	574	1,355	784	23,528
Depreciation, depletion and amortization	182,767	1,997,059	1,569,795	1,339,166
Accretion of asset retirement obligations	-	5,322	2,750	2,750
Total operating costs and expenses	256,062	2,407,999	2,137,927	1,981,727

Income from operations	269,694	1,419,431	1,010,338	4,321,473

Interest income	2,856	4,827	10,351	5,282

Net income	$272,550	$1,424,258	$1,020,689	$4,326,755

Net income allocated to Partners	$272,550	$1,424,258	$1,020,689	$4,326,755
Less: Managing General Partner interest in net income	54,510	284,852	204,137	865,351
Net income allocated to Investor Partners	$218,040	$1,139,406	$816,552	$3,461,404

Net income per Investor Partner unit	$125	$651	$467	$1,978

Investor Partner units outstanding	1,749.95	1,749.95	1,749.95	1,749.95

Derived from audited financial statements

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three	Six	Nine
	months ended	months ended	months ended
	March 31,	June 30,	September 30,
	2007	2007	2007
Cash flows from operating activities:
Net income	$413,558	$802,643	$1,437,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	906,147	1,604,466	2,351,374
Accretion of asset retirement obligations	4,026	8,052	12,078
Unrealized loss on derivative transactions	311,154	284,963	228,730
Changes in operating assets and liabilities:
Decrease in accounts receivable	616,321	827,026	927,693
Increase in accounts payable and accrued expenses	127,213	75,114	72,590
Increase in due from/to Managing General Partner	(735,953)	(508,514)	(841,223)
Net cash provided by operating activities	1,642,466	3,093,750	4,189,047

Cash flows from financing activities:
Distributions to Partners	(1,632,238)	(3,075,374)	(4,163,048)
Net cash used in financing activities	(1,632,238)	(3,075,374)	(4,163,048)

Net increase in cash and cash equivalents	10,228	18,376	25,999
Cash and cash equivalents, beginning of year	77,629	77,629	77,629
Cash and cash equivalents, end of period	$87,857	$96,005	$103,628

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three	Six	Nine
	months ended	months ended	months ended
	March 31,	June 30,	September 30,
	2006	2006	2006
Cash flows from operating activities:
Net income	$3,208,734	$4,663,106	$6,105,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,163,151	2,133,762	3,066,374
Accretion of asset retirement obligations	2,903	5,806	8,709
Unrealized gain on derivative transactions	(631,823)	(697,095)	(912,192)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,828,344	2,249,514	2,683,780
Decrease in accounts payable and accrued expenses	(148,056)	(308,771)	(324,956)
(Decrease) increase in due from/to Managing General Partner	(1,025,726)	8,747	(406,997)
Net cash provided by operating activities	4,397,527	8,055,069	10,220,651

Cash flows from financing activities:
Distributions to Partners	(4,381,216)	(8,032,887)	(10,200,738)
Net cash used in financing activities	(4,381,216)	(8,032,887)	(10,200,738)

Net increase in cash and cash equivalents	16,311	22,182	19,913
Cash and cash equivalents, beginning of year	30,662	30,662	30,662
Cash and cash equivalents, end of period	$46,973	$52,844	$50,575

Supplemental disclosure of non-cash activity:
Due from/to Managing General Partner related to investment in oil and gas properties	$3,070	$21,301	$24,840
Total non-cash activity	$3,070	$21,301	$24,840

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three	Six	Nine
	months ended	months ended	months ended
	March 31,	June 30,	September 30,
	2005	2005	2005
Cash flows from operating activities:
Net income	$272,550	$1,696,808	$2,717,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	182,767	2,179,826	3,749,621
Accretion of asset retirement obligations	312	5,322	8,072
Unrealized loss on derivative transactions	-	463,591	1,576,943
Changes in operating assets and liabilities:
Increase in accounts receivable	(453,035)	(2,057,013)	(2,267,857)
Increase in accounts payable and accrued expenses	-	286,373	317,454
Increase in due from/to Managing General Partner	-	(1,870,806)	(2,005,513)
Net cash provided by operating activities	2,594	704,101	4,096,217

Cash flows from financing activities:
Distributions to Partners	-	(719,948)	(4,108,184)
Net cash used in financing activities	-	(719,948)	(4,108,184)

Net increase (decrease) in cash and cash equivalents	2,594	(15,847)	(11,967)
Cash and cash equivalents, beginning of year	44,655	44,655	44,655
Cash and cash equivalents, end of period	$47,249	$28,808	$32,688

Supplemental disclosure of non-cash activity:
Asset retirement obligation, with corresponding increase to oil and gas properties	$-	$178,342	$183,072
Due from/to Managing General Partner related to investment in oil and gas properties	-	197,662	937,257
Total non-cash activity	$-	$376,004	$1,120,329

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 1 – Basis of Presentation

The PDC 2004-D Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on July 28, 2004, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations with its funding on September 9, 2004, upon completion of its sale of Partnership units.

The accompanying interim financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X, Rule 8-03(a) and (b) of the Securities and Exchange Commission (“SEC”).  Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in the accompanying audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the Partnership's financial position and results of operations for the periods presented.

Note 2 – Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers are recorded on the balance sheet under the caption “Due from Managing General Partner−other, net.” The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from the Managing General Partner – derivatives” in the case of net unrealized gains or “Due to Managing General Partner – derivatives” in the case of net unrealized losses.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet caption “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner – other, net.”

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table presents reimbursements and service fees paid by the Partnership to PDC or its affiliates during the quarters ended March 31, June 30, September 30 and December 31, for the years 2007, 2006 and 2005.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Transaction
Well charges	$63,020	$63,019	$63,020	$62,220
Supplies and maintenance	40,131	94,807	82,975	130,138
Gathering, compression and processing fees	81,499	58,349	69,771	44,492
Direct costs- general and administrative	-	109,526	-	41,687
Cash distributions*	$328,313	$280,515	$218,778	$256,530

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Transaction
Well charges	$63,020	$63,019	$63,020	$60,323
Supplies and maintenance	36,219	170,713	166,600	80,182
Gathering, compression and processing fees	47,229	44,168	74,854	88,727
Direct costs- general and administrative	488	1,138	38,602	47,059
Cash distributions*	$881,249	$734,506	$436,047	$400,284

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Transaction
Well charges	$6,182	$45,785	$57,848	$61,472
Supplies and maintenance	24,460	68,604	101,546	77,192
Gathering, compression and processing fees	7,068	44,929	68,391	50,337
Direct costs- general and administrative	574	1,355	784	23,528
Cash distributions*	$-	$144,812	$681,519	$720,334

*Cash distributions started in June 2005.  Cash distributions include equity cash distributions on Investor Partner units repurchased by PDC.  For the quarters ended March 31, June 30, September 30 and December 31, 2007, cash distributions on repurchased Investor Partner units were $1,866; $1,663; $1,244 and $7,221, respectively.  For the quarters ended March 31, June 30, September 30 and December 31, 2006, cash distributions on repurchased Investor Partner units were $5,007; $4,173; $2,477 and $2,274, respectively.  For the quarters ended June 30, September 30 and December 31, 2005, cash distributions on repurchased Investor Partner units were $823; $3,872, and $4,093, respectively.

Note 3 – Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments, entered into on behalf of the Partnership, to manage a portion of the Partnership’s exposure to price risk from oil and natural gas sales.  These instruments consisted of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX, based floors for the Partnership’s Colorado oil production.  These derivative instruments have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner receives for the volume of oil and natural gas to which the derivative relates.

In addition to the “swaps”, “collars” and “basis protection swaps” which remain in effect at April 30, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas “floors” and “collars” while its oil derivative instruments were comprised of oil “floors.”

“Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.  “Collars” contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and put strike price, no payments are due from either party.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Upon the expiration of the NYMEX-based oil “floor” contract in October 31, 2007, PDC entered into a NYMEX-based oil “swap” contract in which the Managing General Partner received a fixed price for the hedged commodity and paid a floating market price to the counterparty. The fixed-price payment and the floating-price payment were netted, which resulted in a net amount due to or from the counterparty.

The following table summarizes our open derivative positions:

	As of
	March 31, 2007			June 30, 2007			September 30, 2007
	Short-term	Long-term	Total	Short-term	Long-term	Total	Short-term	Long-term	Total
Natural gas floors	$423,433	$-	$423,433	$60,794	$-	$60,794	$123,525	$-	$123,525
Natural gas collars	(86,152)	-	(86,152)	253,216	50,752	303,968	276,821	20,844	297,665
Oil floors	1,499	-	1,499	209	-	209	14	-	14
Total	$338,780	$-	$338,780	$314,219	$50,752	$364,971	$400,360	$20,844	$421,204

	As of
	March 31, 2006			June 30, 2006			September 30, 2006
	Short-term	Long-term	Total	Short-term	Long-term	Total	Short-term	Long-term	Total
Natural gas floors	$-	$-	$-	$-	$-	$-	$364,914	$151,185	$516,099
Natural gas collars	138,168	106,606	244,774	246,658	63,388	310,046	-	-	-
Oil floors	-	-	-	-	-	-	7,565	1,479	9,044
Total	$138,168	$106,606	$244,774	$246,658	$63,388	$310,046	$372,479	$152,664	$525,143

	As of
	March 31, 2005			June 30, 2005			September 30, 2005
	Short-term	Long-term	Total	Short-term	Long-term	Total	Short-term	Long-term	Total
Natural gas collars	$-	$-	$-	$(169,043)	$(23,014)	$(192,057)	$(1,270,449)	$(184,732)	$(1,455,181)
Oil floors*	108	-	108	126	-	126	1	-	1
Oil ceilings*	(27,888)	-	(27,888)	(271,660)	-	(271,660)	(121,763)	-	(121,763)
Total	$(27,780)	$-	$(27,780)	$(440,577)	$(23,014)	$(463,591)	$(1,392,211)	$(184,732)	$(1,576,943)

*Through March 31, 2005, the change in fair value of outstanding hedging positions, net of the reclassification adjustment for settled contracts included in net income during the 3-months ended March 31, 2005, is reported in the balance sheet line caption, “Accumulated other comprehensive income (loss), net”.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the accompanying unaudited condensed statements of operations:

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Realized gains (losses)
Oil	$(3,328)	$(3,276)	$(917)	$(1,062)
Natural Gas	(14,034)	82,873	212,983	57,531
Realized (loss) gain	(17,362)	79,597	212,066	56,469
Unrealized (loss) gain	(311,154)	26,191	56,233	(535,313)
Oil and gas price risk management (loss) gain, net	$(328,516)	$105,788	$268,299	$(478,844)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Realized gains (losses)
Oil	$-	$-	$-	$(2,599)
Natural Gas	242,116	13,776	13,987	39,043
Realized gain	242,116	13,776	13,987	36,444
Unrealized gain	631,823	65,272	215,097	124,791
Oil and gas price risk management gain, net	$873,939	$79,048	$229,084	$161,235

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Realized gains (losses)
Oil	$-	$(122,384)	$(108,448)	$(71,469)
Natural Gas	-	(58,755)	(130,255)	(278,820)
Realized loss	-	(181,139)	(238,703)	(350,289)
Unrealized (loss) gain	-	(463,591)	(1,113,352)	1,189,893
Oil and gas price risk management (loss) gain, net	$-	$(644,730)	$(1,352,055)	$839,604

Note 4 – Capitalized Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on September 9, 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership made in December 2004.  In 2006 and 2005, the Partnership incurred additional drilling costs, reflected in the Partnership’s capitalized oil and gas properties, in excess of drilling advances paid to the Managing General Partner which have been recorded as a liability in the account “Due from (to) Managing General Partner – other, net” and will be funded by a reduction in future distributions.  For the year 2006, balances for these additional drilling costs as of the quarter ended March 31, June 30, September 30 and December 31 were $3,070; $21,301; $24,840 and $22,815 respectively.  For the year 2005, balances for these additional drilling costs as of the quarter ended June 30, September 30 and December 31 were $197,662; $937,257; and $4,762, respectively.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Costs capitalized for the Partnership’s oil and natural gas activities are as follows:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Leasehold costs	$565,491	$565,491	$565,491	$565,491
Development costs	38,412,688	38,412,688	38,412,688	38,412,688
Oil and gas properties, successful efforts method, at cost	38,978,179	38,978,179	38,978,179	38,978,179
Less: Accumulated depreciation, depletion and amortization	(10,097,469)	(10,795,788)	(11,542,696)	(12,165,443)
Oil and gas properties, net	$28,880,710	$28,182,391	$27,435,483	$26,812,736

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Leasehold costs	$565,284	$565,491	$565,491	$565,491
Development costs	38,326,602	38,344,626	38,348,165	38,412,688
Oil and gas properties, successful efforts method, at cost	38,891,886	38,910,117	38,913,656	38,978,179
Oil and gas properties, at cost	38,891,886	38,910,117	38,913,656	38,978,179
Less: Accumulated depreciation, depletion and amortization	(6,251,938)	(7,222,549)	(8,155,161)	(9,191,322)
Oil and gas properties, net	$32,639,948	$31,687,568	$30,758,495	$29,786,857

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Leasehold costs	$321,704	$540,241	$545,801	$565,254
Development costs	32,071,225	35,119,517	35,362,195	38,323,562
Oil and gas properties, successful efforts method	32,392,929	35,659,758	35,907,996	38,888,816
Wells in progress	3,920,295	3,417,228	3,913,315	-
Drilling advances to Managing General Partner	2,400,831	-	-	-
Oil and gas properties, at cost	38,714,055	39,076,986	39,821,311	38,888,816
Less: Accumulated depreciation, depletion and amortization	(182,767)	(2,179,826)	(3,749,621)	(5,088,787)
Oil and gas properties, net	$38,531,288	$36,897,160	$36,071,690	$33,800,029

Note 5 – Commitments and Contingencies

Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 32 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2007 that was expensed by the Partnership in June 2007 is approximately $109,000.  Such moneys, on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of four equal owners of Garden Gulch LLC, all of which are oil and gas companies operating in the Piceance Basin in Colorado.  The Partnership has 12 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009 and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Index

PDC 2004-D LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses to date.