Form 10-Q
period 2009-03-31
PDC 2004-D Limited Partnership
filed 2009-09-24
CIK 1306756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ____________ TO ____________

Commission File Number   000-51221

PDC 2004-D Limited Partnership
(Exact name of registrant as specified in its charter)

West Virginia	20-0547582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000, Denver, Colorado  80203
(Address of principal executive offices)     (zip code)

 (303) 860-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 31, 2009 the Partnership had 1,749.95 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

PDC 2004-D Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$238,016	$236,493
Accounts receivable	127,009	259,945
Oil inventory	32,986	30,623
Due from Managing General Partner-derivatives	2,083,088	1,787,088
Due from Managing General Partner-other, net	1,974,765	1,704,282
Total current assets	4,455,864	4,018,431

Oil and gas properties, successful efforts method, at cost	38,871,683	38,871,443
Less: Accumulated depreciation, depletion and amortization	(15,617,216)	(14,847,114)
Oil and gas properties, net	23,254,467	24,024,329

Due from Managing General Partner-derivatives	259,966	605,324
Other assets	8,677	2,169
Total noncurrent assets	23,523,110	24,631,822

Total Assets	$27,978,974	$28,650,253

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$35,423	$54,359
Total current liabilities	35,423	54,359

Due to Managing General Partner-derivatives	904,556	152,190
Asset retirement obligations	317,725	313,222
Total liabilities	1,257,704	519,771

Commitments and contingencies

Partners' equity:
Managing General Partner	5,354,039	5,635,881
Limited Partners - 1,749.95 units issued and outstanding	21,367,231	22,494,601
Total Partners' equity	26,721,270	28,130,482

Total Liabilities and Partners' Equity	$27,978,974	$28,650,253

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Oil and gas sales	$596,943	$1,796,648
Oil and gas price risk management loss, net	(40,906)	(752,855)
Total revenues	556,037	1,043,793

Operating costs and expenses:
Production and operating costs	280,393	296,584
Direct costs - general and administrative	196,784	12,065
Depreciation, depletion and amortization	770,102	661,471
Accretion of asset retirement obligations	4,503	4,258
Total operating costs and expenses	1,251,782	974,378

(Loss) income from operations	(695,745)	69,415

Interest income	12,366	18,786

Net (loss) income	$(683,379)	$88,201

Net (loss) income allocated to partners	$(683,379)	$88,201
Less: Managing General Partner interest in net (loss) income	(136,676)	17,640
Net (loss) income allocated to Investor Partners	$(546,703)	$70,561

Net (loss) income per Investor Partner unit	$(312)	$40

Investor Partner units outstanding	1,749.95	1,749.95

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(683,379)	$88,201
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	770,102	661,471
Accretion of asset retirement obligations	4,503	4,258
Unrealized loss on derivative transactions	801,724	687,051
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	132,936	(27,749)
Increase in oil inventory	(2,363)	(25,772)
Increase in other assets	(6,508)	-
(Decrease) increase in accounts payable and accrued expenses	(18,936)	95,102
Increase in due from Managing General Partner - other, net	(270,483)	(508,098)
Net cash provided by operating activities	727,596	974,464

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(240)	(2,121)
Net cash used in investing activities	(240)	(2,121)

Cash flows from financing activities:
Distributions to Partners	(725,833)	(966,737)
Net cash used in financing activities	(725,833)	(966,737)

Net increase in cash and cash equivalents	1,523	5,606
Cash and cash equivalents, beginning of period	236,493	103,537
Cash and cash equivalents, end of period	$238,016	$109,143

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2004-D Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on July 28, 2004, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of its sale of Partnership units on September 9, 2004, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado, and from the wells, it produces and sells natural gas and oil.

Purchasers of partnership units subscribed to and fully paid for 37.37 units of limited partner interests and 1,712.58 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement), Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”) and has a 20% ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.

As of March 31, 2009, there were 1,108 Investor Partners.  As of March 31, 2009, the Managing General Partner has repurchased 86.20 units of the total 1,749.95 outstanding units of Partnership interests from Investor Partners at an average price of $9,135 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), actively manages and conducts the business of the Partnership.  PDC has full authority under the D&O Agreement to conduct the Partnership’s business.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on September 23, 2009 (“the 2008 Form 10-K”).

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, No. 141 (revised 2007), Business Combinations, or FAS No. 141(R).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) are effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) became effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP-141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership adopted the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.  This adoption had no impact on the Partnership’s financial statements.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS No. 160”).  FAS No. 160 requires the accounting and reporting for minority interests to be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, FAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Partnership’s adoption of the provisions of FAS No. 160 effective January 1, 2009 had no material impact on the Partnership’s financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of FAS No. 157, Fair Value Measurements, by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2009, the Partnership adopted the provisions of FAS No. 157 with respect to nonfinancial assets and liabilities as delayed by FSP 157-2.  The adoption of FSP 157-2 did not have a material impact on the Partnership’s financial statements.  See Note 4, Fair Value Measurements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Partnership adopted the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 did not have a material impact on the Partnership’s financial statements.  For more information on the Partnership’s derivative accounting, see Note 5, Derivative Financial Instruments.

Recently Issued Accounting Standards

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves.  The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period.  The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules.  The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ending December 31, 2009.  Early adoption is not permitted.  We are evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

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

FSP 107-1/APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Pursuant to this FSP, a reporting entity shall include disclosures about the fair value of our financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS No. 107.

Both FSP 157-4 and FSP 107-1/APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, early adoption is allowed only if certain FSPs are early adopted together: an entity early adopting FSP 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”) and an entity early adopting FSP 107-1/APB 28-1 must also elect to early adopt FSP 157-4 and FSP 115-2/124-4.  We do not expect these FSPs to have a significant impact on the Partnership’s financial statements when adopted on April 1, 2009.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”).  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively.  The Partnership will adopt FAS No. 165 effective June 30, 2009.  The adoption of FAS No. 165 is not expected to have a material impact on the Partnership’s financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FIN 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are evaluating the impact that the adoption of FAS No. 167 will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, we do not expect the adoption to have a material impact on the Partnership’s financial statements.

Note 3−Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.

The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the caption “Due from Managing General Partner–derivatives,” in the case of net unrealized gains or “Due to Managing General Partner–derivatives,” in the case of net unrealized losses.

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $469,934 and $524,733 as of March 31, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $760,818 and $628,241 as of March 31, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

The following table presents transactions with the Managing General Partner and its affiliates for the periods described below.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Production and operating costs” on the Statements of Operations.  Additionally, refer to Note 5, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

	Three months ended March 31,
	2009	2008

Well operations and maintenance	$202,810	$86,127
Gathering, compression and processing fees	42,160	55,897
Direct costs - general and administrative	196,784	12,065
Cash distributions*	172,379	199,181

*Cash distributions include $27,213 and $5,834 during the three months ended March 31, 2009 and 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.  For additional disclosure regarding the Unit Repurchase Program, refer to Note 1, General and Basis of Presentation.

Note 4−Fair Value Measurements

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

•
Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s commodity-based and basis protection derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps, and natural gas basis protection swaps.

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of March 31, 2009, no valuation allowance has been recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value for the periods described.

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$2,392,412	$2,392,412
Total assets	-	2,392,412	2,392,412

Liabilities:
Commodity based derivatives	-	-	-
Basis protection derivative contracts	-	(152,190)	(152,190)
Total liabilities	-	(152,190)	(152,190)

Net asset	$-	$2,240,222	$2,240,222

As of March 31, 2009
Assets:
Commodity based derivatives	$-	$2,343,054	$2,343,054
Total assets	-	2,343,054	2,343,054

Liabilities:
Commodity based derivatives	(54,268)	$(1,531)	(55,799)
Basis protection derivative contracts	-	(848,757)	(848,757)
Total liabilities	(54,268)	(850,288)	(904,556)

Net (liability) asset	$(54,268)	$1,492,766	$1,438,498

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Three months ended
March 31, 2009
Fair value, net asset, as of December 31, 2008	$2,240,222
Changes in fair value included in Oil and gas price risk management, net	13,362
Settlements	(760,818)
Fair value, net asset, as of March 31, 2009	$1,492,766

Change in unrealized gains (losses) relating to assets (liabilities) still held as of March 31, 2009, included in statement of operations line item:
Oil and gas price risk management, net	$(117,791)

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

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the three months ended March 31, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

The Partnership accounts for asset retirement obligations by recording the estimated fair value of the plugging and abandonment obligations when incurred, which is when the well is completely drilled.  The Partnership estimates the fair value of the plugging and abandonment obligations based on a discounted cash flows analysis.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the liabilities are accreted for the change in their present value, through charges to “Accretion of asset retirement obligations” on the statement of operations.  The initial capitalized costs are depleted based on the useful lives of the related assets, through charges to depreciation, depletion and amortization.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

Note 5−Derivative Financial Instruments

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

Valuation of a contract’s fair value is performed internally.  While the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  See Note 4, Fair Value Measurements, for a discussion of how the Managing General Partner determines the fair value of the Partnership’s derivative instruments.

As of June 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 914 MMbtu of natural gas and 17 MBbls of crude oil.

Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

For Partnership oil and gas sales, the Managing General Partner enters into, for a portion of the Partnership’s production, derivative contracts to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price increases in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

As of March 31, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

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

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

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

The Partnership’s derivative instruments are recorded at fair value.  The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of March 31, 2009, and December 31, 2008.

			Fair Value
			As of
		Balance Sheet	March 31,	December 31,
Derivative instruments not designted as hedge (1):		Line Item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$2,083,088	$1,787,088

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	259,966	605,324

Total Derivative Assets			$2,343,054	$2,392,412

Derivative Liabilities:	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(55,799)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(848,757)	(152,190)

Total Derivative Liabilities			$(904,556)	$(152,190)

(1) As of March 31, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$628,134	$132,684	$760,818	$80,845	$(146,649)	$(65,804)
Unrealized losses	(628,134)	(173,590)	(801,724)	(80,845)	(606,206)	(687,051)
Total oil and gas price risk management loss, net	$-	$(40,906)	$(40,906)	$-	$(752,855)	$(752,855)

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

Index

PDC 2004-D LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

Note 6−Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 32 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through March 31, 2009 that has been expensed by the Partnership is approximately $141,000 including associated legal costs of approximately $9,000.  This entire settlement of $135,444 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.

Colorado Stormwater Permit.   On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the eight users of the road based upon their respective usage.  The Partnership has 12 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Derivative Contracts. The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform. Nonperformance is not anticipated. The Managing General Partner has had no counterparty default losses.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This periodic report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2004-D Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects.  All statements other than statements of historical facts included in and incorporated by reference into this report are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to the Managing General Partner.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

Further, the Partnership urges you to carefully review and consider the cautionary statements made in this report, the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on September 23, 2009 (“2008 Form 10-K”), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Overview

PDC 2004-D Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in September 9, 2004 and currently operates 44 gross (42.2 net) wells located in the Rocky Mountain Region in the state of Colorado.  The Partnership sells the produced natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC, on behalf of the Partnership through the D&O Agreement, may enter into fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and natural gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs, other operating income and expenses for the three months ended March 31, 2009, or first quarter of 2009 and the three months ended March 31, 2008, or first quarter of 2008.

	Summary of Operating Results
	Three months ended March 31,
	2009	2008	Change
Number of producing wells (end of period)	44	44	-

Production: (1)
Oil (Bbl)	4,385	5,237	-16%
Natural gas (Mcf)	144,513	196,839	-27%
Natural gas equivalents (Mcfe) (2)	170,823	228,261	-25%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$34.75	$82.16	-58%
Natural gas (per Mcf)	3.08	6.94	-56%
Natural gas equivalents (per Mcfe)	3.49	7.87	-56%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$146,505	$(24,631)	*
Natural gas derivatives - realized gain (loss)	614,313	(41,173)	*
Total realized gain (loss) on derivatives, net	$760,818	$(65,804)	*

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$68.16	$77.45	-12%
Natural gas (per Mcf)	7.33	6.73	9%
Natural gas equivalents (per Mcfe)	7.95	7.58	5%

Average cost per Mcfe
Production and operating costs (3)	$1.64	$1.30	26%
Depreciation, depletion and amortization	4.51	2.90	56%

Revenues:
Oil and gas sales	$596,943	$1,796,648	-67%
Oil and gas price risk management, net	(40,906)	(752,855)	95%
Total revenues	$556,037	$1,043,793	-47%

Operating costs and expenses:
Production and operating costs	$280,393	$296,584	-5%
Direct costs - general and administrative	196,784	12,065	*
Depreciation, depletion and amortization	770,102	661,471	16%
Accretion of asset retirement obligations	4,503	4,258	6%
Total operating costs and expenses	$1,251,782	$974,378	28%

(Loss) income from operations	(695,745)	69,415	-1102%

Interest income	12,366	18,786	-34%

Net (loss) income	$(683,379)	$88,201	-875%

Cash distributions	$725,833	$966,737	-25%

*Percentage change not meaningful or equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

_______________
(1)	Production is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent oil and gas operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

First Quarter 2009 Overview

During the first quarter of 2009, the Partnership experienced the continuation of the significant declines in oil and natural gas commodity prices from last year, which was a year of significant events: oil and natural gas prices reached record and near record highs, respectively, through July; then, in the midst of U.S. credit turmoil and a worldwide economic slump, in December, oil prices fell to their lowest level in four years and natural gas prices dropped almost by half.  The Partnership’s derivative position has eased the impact of the fall in oil and natural gas prices.  The Partnership realized $0.8 million in realized derivative gains in the first quarter of 2009, up from realized derivative losses of $0.1 million in the first quarter of 2008.  At March 31, 2009, the Partnership estimated the net fair value of its derivative positions to be a $1.4 million asset.  See the Liquidity and Capital Resources discussion below for the steps the Partnership is taking in this uncertain economic environment.

Production decreased to 170,823 Mcfe for the first three months of 2009 compared to 228,261 Mcfe for the same prior year period, a decrease of 25%, while the average sales price declined $4.38 per Mcfe a decrease of 56%.  The Partnership’s realized derivative gains for the first quarter of 2009 of $0.8 million added an average of $4.46 per Mcfe produced during the current three month period, somewhat easing the significant drop in prices.

A decrease in the spread between the NYMEX and CIG prices for natural gas, slightly offset by lower CIG natural gas prices, resulted in unrealized losses on oil and natural gas derivatives of $0.2 million during the quarter.  An unrealized loss is a non-cash item and further gains or losses will be recognized as prices decrease or increase until the positions mature or are closed.  The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  While the required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

During the three month period ended March 31, 2009, daily crude oil prices fluctuated in a range of $33.98 to $54.34 per barrel, with the overall trend of the monthly average of daily NYMEX-index oil prices rising, from $41.99 per barrel in January to $48.12 per barrel in March. Rocky Mountain regional natural gas daily prices tracked downward through March 2009 however, the monthly average of daily CIG-index prices of $3.67 in January, declined to $2.50 by March.  See Oil and Gas Price Risk Management, Net discussion below.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The table below, which demonstrates the markets’ expected volatility in commodity pricing, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates:

		December 31,	June 30,	December 31,	March 31,
Commodity	Index	2007	2008	2008	2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.44
	CIG	6.78	8.86	4.49	4.15
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	59.35

Oil and Natural Gas Sales

Partnership production decreased to 171 MMcfe for the current year three month period from 228 MMcfe for the prior year three month period.  The Partnership’s oil and gas sales revenue for the current three month period, excluding price risk management impacts, decreased $1.2 million due to the dramatic decline in commodity prices and by decreased volumes.  Approximately $0.7 million of the decrease in oil and natural gas sales revenue for the current three month period was due to pricing and $0.5 million was due to decreased production.

Oil and Natural Gas Pricing:

Financial results depend upon many factors, particularly the price of oil and natural gas and the Partnership’s ability to market its production effectively.  Oil and natural gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on the Partnership’s financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  Oil pricing is also driven strongly by supply and demand relationships.  Beginning January 1, 2009, Suncor Energy Marketing, Inc. (“Suncor”) became the primary purchaser of the Partnership’s crude oil production.

The price the Partnership receives for the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which primarily includes natural gas sold at CIG prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby region prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Gas Price Risk Management, Net

The Managing General Partner uses oil and natural gas derivative instruments to manage price risk for PDC as well as its sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC, jointly by area of operation.  Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships changed on a prorata basis.  As of September 30, 2008, PDC has fixed the allocation of the derivative positions between PDC and each partnership.  Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.

The following table presents the primary composition of “Oil and gas price risk management, net” for the periods described:

	Three months ended March 31,
Oil and gas price risk management, net	2009	2008
Realized gains (losses)
Oil	$146,505	$(24,631)
Natural Gas	614,313	(41,173)
Total realized gain (loss), net	760,818	(65,804)

Unrealized gains (losses)
Reclassification of realized gains included in prior periods unrealized	(628,134)	(80,845)
Unrealized loss for the period	(173,590)	(606,206)
Total unrealized loss, net	(801,724)	(687,051)

Oil and gas price risk management loss, net	$(40,906)	$(752,855)

The unrealized loss for first quarter 2009 of $0.2 million was primarily due to a decrease in fair value from our CIG basis protection swaps of $0.7 million offset in part by a $0.5 million unrealized gain from our commodity derivatives.  The net unrealized gain from commodity derivatives resulted from the continued decline in commodity prices during the first quarter.  The unrealized loss from the Partnership’s CIG basis protection swaps resulted from a more significant decline in NYMEX pricing compared to CIG pricing.  The realized gains from commodity derivatives resulted from the current realized prices being below the Partnership’s swaps and floor contract prices.

Oil and gas price risk management, net includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s oil and natural gas production.  See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the accompanying unaudited condensed financial statements for additional details of the Partnership’s derivative financial instruments.

Oil and Natural Gas Sales Derivative Instruments.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Partnership has in place a series of collars, fixed price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production as set forth in the following table.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of June 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the three months ended March 31, 2009, were 4,385 Bbls of oil and 144,513 Mcf of natural gas.

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

Production and Operating Costs

Generally, production and operating costs vary either with total oil and natural gas sales or production volumes.  Property and severance taxes are estimated by the Managing General Partner based on rates determined using historical information.  These amounts are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Property and severance taxes vary directly with total oil and natural gas sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  General oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal and service rig workovers.

For the three months ended March 31, 2009 compared to 2008, oil and natural production, on an energy equivalency-basis, decreased 57,438 Mcfe, or 25%, due to reduced production resulting from the Wattenberg Field’s high line pressure in addition to normally-occurring production declines throughout an oil and natural gas well’s production life cycle.  Production and operating costs were slightly lower by approximately $16,000, or 5%, due to a volume-related production tax decrease of approximately $75,000 which offset higher Grand Valley Field fluid disposal costs and temporary shut-in and cleanout of one Partnership well in that field.  Production and operating costs per Mcfe were $1.64 for the first quarter of 2009 compared to $1.30 for the first quarter of 2008.

Direct Costs−General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during the first three months of 2009 by $0.2 million primarily due to an increase in professional fees for audit and tax services.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) expense results solely from the depreciation, depletion and amortization of well equipment and lease costs. DD&A expense is directly related to reserves and production volumes.  DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves.  These reserves are priced at the price of oil and natural gas as of December 31 each year.  If prices increase, the estimated volume of oil and gas reserves will increase, resulting in decreases in the rate of DD&A expense per unit of production.  If prices decrease, as they did from December 31, 2007 to December 31, 2008, the estimated volumes of oil and gas reserves will decrease resulting in increases in the rate of DD&A expense per unit of production.

The DD&A rate per Mcfe increased to $4.51 for the quarter ended March 31, 2009 compared to the DD&A rate per Mcfe of $2.90 during the same quarter in 2008 which resulted in a $0.3 million increase in DD&A for the three months ended March 31, 2009, that was partially offset by production volume-related DD&A expense reductions of $0.2 million.  This increase per Mcfe is primarily the result of significantly lower reserves at December 31, 2008 compared to December 31, 2007.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report, principally related to changes in pricing resulted in the increased DD&A unit cost increase during the first quarter of 2009 as compared to the first quarter 2008.

Interest Income

Although undistributed revenues held by the Managing General Partner were somewhat higher during the three months ended March 31, 2009 compared to the same period in the previous year, significantly lower interest rates in effect during the three months ended March 31, 2009, applied to the undistributed amounts was the primary factor for the interest income decline during the three months ended March 31, 2009, compared to the comparable period in 2008.

Liquidity and Capital Resources

Because oil and gas production from the Partnership’s existing properties declines rapidly in the first two years, the Partnership may be unable to maintain its current level of oil and gas production and cash flows from operations if commodity prices remain in their current depressed state for a prolonged period beyond 2009.  This decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners in 2010 and beyond.

Working Capital

Working capital at March 31, 2009 was $4.4 million compared to working capital of $4.0 million at December 31, 2008.  The increase of $0.4 million was primarily due to a combined increase of receivables for realized and short-term net unrealized derivative gains, which were $0.8 million and $2.1 million, respectively, at March 31, 2009 and $0.6 million and $1.8 million, respectively, at December 31, 2008.  This increase was partially offset by a decrease in receivables from oil and gas sales at March 31, 2009 to $0.6 million as compared to $0.8 million at December 31, 2008.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in June 2005 and has distributed $31.3 million of operating cash flows through March 31, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners including Managing General distribution relating to limited partnership units repurchased for the periods described as follows:

	Managing	Investor
Quarter	General Partner	Partners	Total
Ended	Distributions	Distributions	Distributions

March 31, 2009	$145,166	$580,667	$725,833

March 31, 2008	$193,347	$773,390	$966,737

Investor Partner cash distributions include $27,213 during the three months ended March 31, 2009, and $5,834 during the three months ended March 31, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by the Managing General Partner.

Cash Flows From Operating Activities

The Partnership’s operations are expected to be conducted with available funds and revenues generated from its oil and natural gas production activities.  Changes in cash flow from operations are largely due to the same factors that affect the Partnership’s net income that are more fully discussed under Results of Operations, excluding the non-cash items depreciation, depletion and amortization and unrealized gains and losses on derivative transactions.  Based on current oil and natural gas prices and prices set by derivatives, and the Partnership’s anticipated production, the Partnership expects positive cash flows from operations for the remainder of 2009.

Changes in market prices for oil and natural gas, the Partnership’s ability to increase production, the impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the three months ended March 31, 2009 were approximately 67% lower than the same period in the prior year, resulting from a 56% decrease in average oil and natural gas prices and a 25% decrease in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing, covering 86% of the Partnership’s expected oil production and 83% of its expected natural gas production for the remainder of 2009, at average prices of $90.52 per Bbl and $6.53 per Mcf, respectively.  These contracts reduce the impact of price changes on cash provided by operations for a substantial portion of the Partnership’s cash from expected production for the remainder of 2009.  However, the remaining 14% and 17% of estimated remaining 2009 oil and natural gas production, respectively, is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

The Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of March 31, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying unaudited condensed financial statements.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2009 compared to $0.9 million during the same period in 2008, a decrease of $0.2 million.  Variances between the two periods in cash provided by operating activities were due primarily to the following:

•	A decrease in oil and gas sale revenues of $1.2 million, or 67%, accompanied by increases in direct costs – general and administrative of $0.2 million; and

•	An increase in realized oil and gas price risk management, net of $0.8 million accompanied by a decrease in production and operating costs of 5%.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the Partnership’s Annual Report on Form 10-K Supplemental Oil and Gas Information−Unaudited, Net Proved Oil and Gas Reserves and Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves.

Partnership well recompletions in the Codell formation of Wattenberg Field wells, which may provide for additional reserve development and production, generally occur five to seven years after initial well drilling so that well resources are optimally utilized.  These well recompletions would be expected to occur in 2011 or after, should a favorable general economic environment and commodity price structure exist at that time.  Since borrowing is not permitted, well recompletion activities will be funded through the retention of revenues and reduction of Partner cash distributions.  Based on the current economic environment however, the Partnership has no immediate plans to initiate recompletion activities in the Wattenberg Field wells owned by the Partnership.  The Partnership will re-evaluate the feasibility of commencing those recompletion activities if economic conditions improve.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements.

Critical Accounting Policies and Estimates

The preparation of the accompanying unaudited condensed financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

The Partnership believes that the Partnership’s accounting policies for revenue recognition, derivatives instruments, fair value measurements, oil and natural gas properties, and asset retirement obligations are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.  There have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

Recent Accounting Standards

See Note 2, Recent Accounting Standards to the accompanying unaudited condensed financial statements, included in this report for recent accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 4T.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008, over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of March 31, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.  Such report is required in the Partnership’s 2009 Annual Report on Form 10-K.

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of March 31, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

(b)  Remediation of Material Weakness in Internal Control

PDC, the Managing General Partner, with oversight from the Audit Committee of its Board of Directors, has been addressing the material weakness disclosed in the Partnership’s 2008 Annual Report on Form 10-K.  The Managing General Partner believes, through the third and fourth quarter 2009 implementation of planned changes in internal controls over financial reporting outlined below, that it will be able to remediate this known material weakness as of December 31, 2009.  However, this control weakness will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and the Managing General Partner has concluded, through testing, that these controls are operating effectively.

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009.

The Partnership has completed the development of a revised financial close and reporting narrative that adequately describes the process, identifies key controls and assesses segregation of duties.  This narrative is expected to be implemented using a phased-in approach, during the second half of 2009.  At present, the Partnership has not quantified the total cost of this initiative; however the majority of this cost is expected to be paid by the Managing General Partner.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Until PDC, the Managing General Partner, has concluded that the Partnership has remediated this known material weakness in internal control over financial reporting, the Managing General Partner will perform additional analysis and procedures in order to ensure that the Partnership’s financial statements contained in its subsequent SEC filings are prepared in accordance with generally accepted accounting principles in the United States.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of these planned changes in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weakness of the Partnership referenced above may be found in the Partnership’s Annual Report on 10-K for the year ended December 31, 2008 under Item 9A (T), Controls and Procedures − Management’s Report on Internal Control Over Financial Reporting.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Registrant’s legal proceedings can be found in Note 6, Commitments and Contingencies, to the Partnership’s accompanying unaudited condensed financial statements.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:  Beginning June 2008, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.

Units repurchased during the first quarter of 2009 include 13.75 units repurchased in January at an average price of $9,389 per unit, 5.25 units repurchased in February at an average price of $9,318 per unit and 3.0 units repurchased in March at an average price of $9,472 per unit.

Other Repurchases:  Individual investor partners periodically offered and PDC repurchased, units on a negotiated basis before the third anniversary of the date of the first cash distribution.

Items 3, 4 and 5 have been omitted as there is nothing to report.

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.	Exhibits

(a)	Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement.	10-K	000-51221	3.1	08/05/2009

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law.	10-K	000-51221	3.2	08/05/2009

10.1	Domestic Crude Oil Purchase Agreement between Suncor Energy Marketing Inc. and Petroleum Development Corporation, dated April 22, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership).	10-Q	000-53201	10.1	05/18/2009

10.2	Drilling and operating agreement between PDC as Managing General Partner of the Partnership.	10-K	000-51221	10.1	08/05/2009

31.1
Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

31.2
Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X

32.1
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.
						X

Index

PDC 2004-D LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2004-D Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By: /s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer
September 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	September 23, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	September 23, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	September 23, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)