Form 10-K/A
period 2009-12-31
PDC 2004-D Limited Partnership
filed 2010-08-20
CIK 1306756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend PDC 2004-D Limited Partnership’s (the “Partnership’s” or “Registrant’s”) Part II, Item 9A(T), Controls and Procedures to fully comply with Rule 308(T) of Regulation S-K and to revise Part IV, Item 15, Exhibits−Exhibit 99.2 to comply with Item 1202(a)(8) of Regulation S-K.  This report amends the Partnership’s previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 15, 2010 (the “Original Form 10-K”).  Petroleum Development Corporation (“PDC”), which conducts business under the name PDC Energy, is the Managing General Partner of the Partnership.

The reasons for this amendment are more fully described below and are in response to comments received from the Staff of the SEC in connection with its review of the Partnership’s Original Form 10-K.

(1)
The Partnership is revising the Original Form 10-K to include in this Amendment Item 9A(T)(b), Management’s Report on Internal Control Over Financial Reporting, which includes the Managing General Partner’s statement that the Partnership’s internal control over financial reporting was effective at December 31, 2009. Additionally, related disclosures that identify the framework used by the Managing General Partner to so evaluate the effectiveness of the Partnership’s internal controls, have been included in this Amendment.  This report was inadvertently omitted from the Original Form 10-K.

(2)
The Partnership is filing a revised reserve report of the Partnership’s third-party petroleum engineering firm.  The report of Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2009 was included as Exhibit 99.2 to the Original Form 10-K.  As noted in the comments by the Staff of the SEC, the original report did not include the average price used in the annual reserves calculation and included a statement limiting the use of the report to PDC 2004-D Limited Partnership.  The report of Ryder Scott included as the Amendment’s Exhibit 99.2, now includes the average price used in the annual reserve calculation and does not contain any language limitation on the use of the report.

(3)
New certifications on behalf of the Partnership by the Managing General Partner’s Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A under Part IV, Item 15, Exhibits.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth in the following index and report sections included in this Amendment.

Item9A(T).	Controls and Procedures

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

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed by the Partnership in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of PDC, the Managing General Partner of the Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)
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

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

This 2009 Annual Report on Form 10-K does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T(a)(4) of Regulation S-K.

(c)	Remediation of Material Weakness in Internal Control

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

(d)	Other Changes in Internal Control over Financial Reporting

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

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of the changes PDC made in internal control over financial reporting, and as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weakness of the Partnership referenced above may be found in the Partnership’s Annual Report on 10-K for the year ended December 31, 2008 under Item 9A(T), Controls and Procedures − Management’s Report on Internal Control Over Financial Reporting.

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits index.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership.					X

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership.					X

32.1
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership.
X

99.2	Report of Independent Petroleum Consultants−Ryder Scott Company, L.P.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2004-D Limited Partnership
By its Managing General Partner
Petroleum Development Corporation (dba PDC Energy)

By /s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer
of Petroleum Development Corporation (dba PDC Energy)
August 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	August 20, 2010
Richard W. McCullough	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 20, 2010
Gysle R. Shellum	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 20, 2010
R. Scott Meyers	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Kimberly Luff Wakim	Director	August 20, 2010
Kimberly Luff Wakim	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	August 20, 2010
Anthony J. Crisafio	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	August 20, 2010
Jeffrey C. Swoveland	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	August 20, 2010
Joseph E. Casabona	Petroleum Development Corporation (dba PDC Energy)
Managing General Partner of the Registrant